Form 10QSB
period 1999-06-30
FASHIONMALL COM INC
filed 1999-08-13
CIK 1081202

================================================================================


                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

                         Commission file number 0-26151


                              fashionmall.com, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                              06-1544139
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                      575 Madison Avenue New York, NY 10022
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (212) 891-6064
--------------------------------------------------------------------------------
              (registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Transitional Small Business Disclosure Format (check one)
         Yes           No     X
             ----           -----

The number of shares of common stock, $.01 par value, outstanding as of August 10, 1999 was 7,500,000.


================================================================================
                              fashionmall.com, Inc.

                                   Form 10-QSB

                                      Index





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998......2

         Statements of Operations - three months ended June 30, 1999 and
         1998 and six months ended June 30, 1999 and 1998 (unaudited)..........3

         Statement of Changes in Stockholders' and Members' Equity (Deficiency)
         - six months ended June 30, 1999 (unaudited)..........................4

         Statements of Cash Flows - three months ended June 30, 1999 and
         1998 and six months ended June 30, 1999 and 1998 (unaudited)..........5

         Notes to Unaudited Financial Statements...............................7

Item 2.  Management's Discussion and Analysis or Plan of Operation............13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................19

Item 2.  Changes in Securities and Use of Proceeds............................19

Item 3.  Defaults Upon Senior Securities......................................21

Item 4.  Submission of Matters to a Vote of Securities Holders................21

Item 5.  Other Information....................................................21

Item 6.  Exhibits and Reports on Form 8-K.....................................21

         Signatures...........................................................22
                              fashionmall.com, Inc.

                                 Balance Sheets


                                                                                June 30,               December 31,
                                                                                  1999                     1998
                                                                           -------------------      -------------------
Assets                                                                        (Unaudited)
Current assets
   Cash and cash equivalents                                                 $   42,984,000           $        82,000
   Accounts receivable, net of an allowance for losses of $222,000 at
       June 30, 1999 and $105,000 at December 31, 1998                              462,000                   314,000
   Prepaid expenses, inventory and other current assets                             276,000                     7,000
                                                                           -------------------      -------------------
Total current assets                                                             43,722,000                   403,000
                                                                           -------------------      -------------------

Property and equipment - net of accumulated depreciation of $12,000 and
     $9,000, respectively                                                            33,000                    13,000
Capitalized software costs, net of accumulated amortization of $31,000
     and $14,000, respectively                                                       36,000                    53,000
Deferred financing costs                                                                 --                    39,000
Other assets                                                                        125,000                        --
                                                                           -------------------      -------------------

Total Assets                                                                 $   43,916,000           $       508,000
                                                                           ===================      ===================

Liabilities
Current liabilities
   Accounts payable and accrued expenses                                     $       973,000                  221,000
   Amounts due to related parties                                                     35,000                  366,000
   Customer deposits                                                                  35,000                   18,000
   Deferred revenue                                                                   41,000                   45,000
                                                                           -------------------      -------------------
Total current liabilities                                                          1,084,000                  650,000
                                                                           -------------------      -------------------


Stockholders' and Members' Equity (Deficiency)
Members' contributed capital                                                              --                  411,000
Members' accumulated deficit                                                              --                 (553,000)
Convertible preferred stock, $.01 par value,
   Authorized - 3,000,000 shares
   Issued and outstanding - 824,084 and 0 shares at June 30, 1999     and
   and December 31, 1998, respectively                                               775,000                       --
Common stock - $.01 par value
   Authorized - 35,000,000 shares
  Issued and outstanding - 7,500,000 and 0 shares at June 30, 1999
  and December 31, 1998, respectively                                                 75,000                       --
Additional paid-in capital                                                        46,087,000                       --
Accumulated deficit                                                               (4,105,000)                      --
                                                                           -------------------      -------------------
Total stockholders' and members' equity (deficiency)                              42,832,000                 (142,000)
                                                                           -------------------      -------------------

Total Liabilities and Stockholders' and Members' Equity (Deficiency)         $    43,916,000          $       508,000
                                                                           ===================      ===================


See accompanying notes to financial statements.

                              fashionmall.com, Inc.

                            Statements of Operations
                                   (Unaudited)




                                                          Three Months                             Six Months
                                                         Ended June 30                           Ended June 30
                                             ---------------------------------------  -------------------------------------
                                                   1999                 1998               1999                1998
                                             ------------------    -----------------  ----------------    -----------------

Site revenues                                $      950,000        $     423,000      $    1,720,000      $     841,000

Costs and expenses:
   Site development, merchandise and content
                                                    242,000               67,000             344,000            110,000
   Advertising and marketing                        363,000              205,000             675,000            450,000
   Selling                                           57,000               39,000             129,000            111,000
   General and administrative                     3,174,000              107,000           3,513,000            252,000

                                             ------------------    -----------------  ----------------    -----------------
   Total costs and expenses                       3,836,000              418,000           4,661,000            923,000
                                             ------------------    -----------------  ----------------    -----------------

Income (loss) from operations                    (2,886,000)               5,000          (2,941,000)           (82,000)
                                             ------------------    -----------------  ----------------    -----------------

Other income (expense):
   Interest and dividend income                      52,000                1,000              67,000             12,000
   Interest expense and other
     financing costs                               (730,000)                  --            (737,000)           (11,000)
                                             ------------------    -----------------  ----------------    -----------------
                                                   (678,000)               1,000            (670,000)             1,000
                                             ------------------    -----------------  ----------------    -----------------

Net (loss) income                            $   (3,564,000)       $       6,000      $   (3,611,000)     $     (81,000)
                                             ==================    =================  ================    =================

Comprehensive (loss) income                  $   (3,564,000)       $       6,000      $   (3,611,000)     $     (81,000)
                                             ==================    =================  ================    =================

Pro-forma basic and diluted earnings per
   common share                              $        (0.79)        $         --      $        (0.88)      $      (0.02)
                                             ==================    =================  ================    =================

Pro-forma weighted average shares
   outstanding                                    5,500,000             4,500,000          5,000,000           4,500,000
                                             ==================    =================  ================    =================

See accompanying notes to financial statements.

                              fashionmall.com, Inc.

     Statement of Changes in Stockholders' and Members' Equity (Deficiency)

                         Six Months Ended June 30, 1999
                                   (Unaudited)



                                 Common Stock                 Additional
                                            Par    Preferred    Paid-in       Members'       Member'      Accumulated
                                Shares    Value      Stock      Capital       Capital        Deficit         Deficit
                              ------------------------------------------------------------------------------------------------------

Balance at December 31, 1998        --   $   --    $      --  $        --    $  411,000   $  (553,000)  $         --  $    (142,000)

Contribution of capital,
 net of related issuance costs      --       --           --           --       876,000            --             --         876,000

Incremental difference
 between issue price and fair
 value of capital contribution      --       --           --           --       576,000            --             --         576,000

Issuance of warrants to
 purchase 95,000 shares of
 common stock, at fair value        --       --           --           --        56,000            --             --          56,000

Issuance of warrants to
 purchase 32,000 shares of
 common stock, at fair value        --       --           --           --        74,000            --             --          74,000

Issuance of preferred stock
 in connection with capital
 contribution                       --       --           --           --     5,040,000            --             --       5,040,000

Issuance of warrants to
 purchase 924,898 shares of
 of common stock, at fair value,
 in connection with the issuance
 of preferred stock                 --       --           --           --     2,377,000            --             --       2,377,000


Non-cash compensation
 expense prior to initial
 public offering ("IPO")            --       --           --           --       149,000            --             --         149,000

Net loss prior to IPO               --       --           --           --            --      (281,000)            --       (281,000)

Issuance of common stock in
 connection with IPO, net
 of expenses                  7,500,000   75,000          --   34,700,000            --            --             --      34,775,000

Reorganization from Limited
 Liability Company to C
 corporation                        --       --           --    8,725,000    (9,559,000)      834,000             --              --

Non-cash compensation
   expense subsequent to IPO        --       --           --    2,662,000            --            --             --       2,662,000

Accretion of preferred
   stock beneficial
   conversion feature               --       --      775,000           --            --            --       (775,000)             --

Net loss for the period
   subsequent to IPO                --       --           --           --            --            --     (3,330,000)    (3,330,000)
                              ------------------------------------------------------------------------------------------------------

Balance at June 30, 1999      7,500,000  $ 75,000  $ 775,000  $ 46,087,000   $       --   $        --   $ (4,105,000) $ (42,832,000)
                              ======================================================================================================

See accompanying notes to financial statements.

                              fashionmall.com, Inc.

                            Statements of Cash Flows
                                   (Unaudited)

                                                                Three Months                             Six Months
                                                                Ended June 30                          Ended June 30
                                                     ------------------------------------   -------------------------------------
                                                           1999               1998                1999               1998
                                                     -----------------   ----------------   -----------------   -----------------
Operating Activities
Net (loss) income                                    $   (3,564,000)     $        6,000     $   (3,611,000)     $      (81,000)
Adjustments to reconcile net (loss) income to net
cash provided by (used for) operating activities:
    Depreciation and amortization                            10,000                  --             20,000               4,000
    Non-cash interest expense and other
       financing costs                                      668,000                  --            668,000                  --
    Non-cash compensation expense                         2,736,000                  --          2,810,000                  --
    Allowance for doubtful accounts                          86,000              25,000            117,000              70,000
    Changes in operating assets and liabilities
       Accounts receivable                                  (66,000)            (42,000)          (265,000)            (89,000)
       Prepaid expenses and other assets                   (239,000)                 --           (613,000)              3,000
       Deferred financing costs                             397,000                  --            397,000                  --
       Accounts payable                                     288,000              53,000            752,000              87,000
       Customer deposits                                         --              (5,000)            17,000              (5,000)
       Deferred revenue                                          --                  --             (4,000)              6,000
                                                     -----------------   ----------------   -----------------   -----------------
    Net cash provided by (used in) operating
activities                                                  316,000              37,000            288,000              (5,000)
                                                     -----------------   ----------------   -----------------   -----------------

Investing Activities
Purchase of equipment                                       (20,000)                 --            (23,000)             (3,000)
Capitalization of software development costs                     --                  --                 --                  --
                                                     -----------------   ----------------   -----------------   -----------------
    Net cash used in investing activities                   (20,000)                 --            (23,000)             (3,000)
                                                     -----------------   ----------------   -----------------   -----------------

Financing Activities
Proceeds (repayment) of loans                            (1,379,000)                 --           (431,000)             16,000
Initial public offering  proceeds                        34,775,000                  --         34,775,000                  --
Capital contributions                                     7,417,000                  --          8,293,000                  --
                                                     -----------------   ----------------   -----------------   -----------------
    Net cash provided by financing activities            40,813,000                  --         42,637,000              16,000
                                                     -----------------   ----------------   -----------------   -----------------

Increase in cash                                         41,109,000              37,000         42,902,000               8,000
Cash - beginning of period                                1,875,000              37,000             82,000              66,000
                                                     -----------------   ----------------   -----------------   -----------------

Cash - end of period                                   $ 42,984,000        $     74,000       $ 42,984,000        $     74,000
                                                     =================   ================   =================   =================



See accompanying notes to financial statements.

                             fashionmall.com, Inc.

                            Statements of Cash Flows
                                   (Continued)
                                   (Unaudited)


                                                                Three Months                             Six Months
                                                                Ended June 30                          Ended June 30
                                                     ------------------------------------   -------------------------------------
                                                           1999               1998                1999               1998
                                                     -----------------   ----------------   -----------------   -----------------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

Cash paid during the period for:
    Interest                                           $     15,000        $         --       $     15,000        $         --
    Taxes                                              $         --        $         --       $         --        $         --
Non-cash investing and financing activities:
    Conversion of related party loan to contributed
       capital                                         $         --        $     61,000       $         --        $     61,000
    Fair value of warrants issued in connection
       with loan to related party                      $         --        $         --       $     56,000        $         --
    Incremental difference between issue price and
       fair value of capital contribution              $         --        $         --       $    576,000        $         --
    Fair value of warrants issued in connection
       with convertible preferred stock                $  2,377,000        $         --       $  2,377,000        $         --
    Revenue generated from barter contracts            $    377,000        $    255,000       $    725,000        $    506,000
    Advertising and consulting expense incurred
       related to barter contracts                     $    355,000        $    195,000       $    627,000        $    431,000




See accompanying notes to financial statements.

                              fashionmall.com, Inc.

                     Notes to Unaudited Financial Statements

                                  June 30, 1999



1. Organization

Initial Public Offering and Reorganization
------------------------------------------
Internet Design Group, Ltd. commenced operations on December 22, 1994 and continued operations until August 19, 1995 when it became Internet Fashion Mall, L.P. ("IFM L.P."). Effective June 26, 1996, IFM L.P. was reorganized as a Delaware limited liability company, Internet Fashion Mall LLC ("IFM").

On May 21, 1999, fashionmall.com, Inc. (the "Company") completed an initial public offering ("IPO") of 3,000,000 shares of its common stock. The offering resulted in net proceeds, after related expenses, of approximately $35 million. In connection with the IPO and immediately prior thereto, the existing members of IFM contributed all of their membership interests in IFM in exchange for 4,500,000 shares of common stock of the Company. The Company was incorporated in Delaware as a C corporation on February 26, 1999.

The Company engages in the business of marketing, promoting, advertising and selling fashion apparel and related accessories or products to the public on the Internet, via the fashionmall.com website. The Company combines an online shopping mall with fashion content to provide a centralized site for manufacturers, retailers, magazines and catalogs to advertise, display and sell their product lines.

Activities from the date of inception have been directed primarily to developing the fashionmall.com brand through a marketing strategy that, in part, includes the exchange of the Company's services for advertising space in various magazines, journals and websites or consulting services.


2. Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Registration Statement on Form SB-2. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the six months ended June 30, 1999 are not necessarily indicative of those expected for the year ending December 31, 1999.

Revenue Recognition
-------------------
The Company's primary source of revenue is from tenant fees. Manufacturers, retailers, magazines and others pay fees to the Company to lease space on the fashionmall.com site. Revenues are recognized as services are rendered. The Company recognizes revenue earned from tenant fees in accordance with its customer contracts which specify either a fixed fee or a fee based on performance.

Barter Arrangements
-------------------
The Company enters into barter arrangements with certain of its customers, whereby the Company's services are exchanged for either advertising space in various magazines and journals or on websites, or for consulting services. A portion of the advertising received by the Company, in exchange for its services, is in the form of online website advertising. The fair value of the online website advertising is determined based on the online providers' "cost per thousand impressions" and the number of impressions delivered. The consulting services received by the Company are primarily marketing and public relations. Expenses for consulting services are recorded as incurred, based upon the consulting firms' established rates.

Barter revenue and the related advertising expense is recognized in accordance with the established advertising rate card, of the advertiser customer, which represents the rates charged to cash buyers based on their level of advertising. Generally, barter revenue is recognized over the term of the customer contract, which commences upon the placement of the customer's advertisement on the Company's fashionmall.com website. Barter revenues equal barter expenses; however, due to timing, barter accounts receivable and barter accounts payable may result. Barter expenses are included in advertising and marketing expenses in the accompanying statements of operations.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
Cash  equivalents   consist  of  money  market  funds  or  other   highly-liquid
investments with original maturities of three months or less.

Property and Equipment
----------------------
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over estimated useful lives of three to five years. Depreciation expense for the three months ended June 30, 1999 and 1998, was approximately $2,000 and $2,000, respectively. Depreciation for the six months ended June 30, 1999 and 1998 was approximately $3,000 and $4,000, respectively. Depreciation expense is included in general and administrative expenses in the accompanying statements of operations.

Capitalized Software Costs
--------------------------
In  accordance  with  Statement of Position  98-1,  Accounting  for the Costs of
Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred in the process of creating software for internal use. The costs capitalized by the Company represent the payroll and payroll-related costs for the employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. Capitalized software costs are amortized on a straight-line basis over an estimated useful life of two years. As of June 30, 1999, approximately $67,000 of capitalized software costs had been incurred. Amortization expense for the three months ended June 30, 1999 and 1998 was $8,000 and $0, respectively; amortization expense for the six months ended June 30, 1998 and 1998 was $17,000 and $0, respectively. Amortization expense is included in general and administrative expenses in the accompanying statements of operations.

Accounting for Long-Lived Assets
--------------------------------
The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management does not believe there is any impairment of the carrying value of its long-lived assets as of June 30, 1999.

Advertising Expense
-------------------
The Company's primary source of advertising expense is generated from its barter activities. The expense is recognized based on the fair value of the services received as determined by each magazine's or journal's printed advertising rate card with pricing provided to cash buyers based on frequency of advertisement placement or by a website provider's "cost per thousand impressions" and the number of impressions delivered. In accordance with Statement of Position 93-7, Reporting On Advertising Costs, the Company expenses its advertising costs as incurred.

Income Taxes
------------
Prior to the IPO, the Company was a limited liability company, and each of the Company's member's respective portion of taxable income or loss was reportable on such members' own Federal and state income tax returns. Additionally, as a limited liability company, the Company was subject to the New York City income tax on unincorporated businesses.

Effective upon the consummation of the Company's initial public offering, the Company's income tax status converted from a limited liability company to that of a C corporation. Accordingly, the provision for income taxes is determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires a company to account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases for operating profit and tax liability carryforward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs. Since the Company does not expect to have net income in fiscal 1999, it expects to fully reserve deferred tax assets.

Basic and Diluted Earnings per Share
------------------------------------
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements. The weighted average shares outstanding are determined as the mean average of the shares outstanding and assumed to be outstanding during the period.

New Accounting Pronouncements
-----------------------------
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this statement has had no impact on the Company's results of operations, financial position or cash flows.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segment of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires that those enterprises report selected information about the operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997 and need not be applied to interim periods in the initial year of application. Comparative information for earlier years presented is to be restated. The adoption of this statement has had no impact on the Company's results of operations, financial position or cash flows.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on the Company's results of operations, financial position or cash flows.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, Reporting the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs, as those costs are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Management has reviewed the provisions of SOP 98-5 and does not believe adoption of this standard will have a material effect on the Company's results of operations, financial position or cash flows.


3.   Equity Transactions

Effective February 26, 1999, the Company received a $1 million equity investment from FM/CCP Investment Partners, LLC, a third party ("FM/CCP"), and issued a $1 million promissory note and warrants in exchange for an additional $1 million (the "FM/CCP Private Placement"). FM/CCP purchased a 5% ownership interest in the Company, reducing Benjamin Narasin's ("Narasin") and Richard A. Eisner & Company LLP's ("Eisner") (two of the Company's original Members) ownership interests to 76% and 19%, respectively. The promissory note accrued interest at 6% and was due on the earlier of February 25, 2002, or the closing date of the Company's IPO. The warrants, which expire March 2, 2004, became exercisable upon the closing date of the Company's IPO to purchase up to 95,000 shares of common stock at an exercise price of $13.65 per share. With a portion of the proceeds from the IPO, the Company repaid the $1 million promissory note plus accrued interest. Interest expense related to the note was approximately $15,000. In addition, the Company recorded a $55,000 charge to interest expense representing the unamortized discount relating to the note.

The difference between the per share fair value granted to FM/CCP of $4.44 and the per share fair value based on the originally estimated IPO price of $7.00 per share has been recognized as deferred financing costs. Upon repayment of the note, the Company recognized the remaining deferred financing amount as interest expense.

A principal of FM/CCP, Jerome A. Chazen ("Chazen"), agreed to provide consulting services to the Company for the period ending the earlier of the three year anniversary date of the equity investment or the two year anniversary date of the closing of the Company's IPO. The Company is obligated to pay Chazen an aggregate of $150,000, payable on or before the expiration of the consulting term. Pursuant to this agreement, the Company recognized consulting expense of $14,000 and $31,000 for the quarter and six months ended June 30, 1999, respectively.

Additionally, Chazen received options to purchase up to 5% ownership interest in the Company in consideration for his consulting services. These options vest over three years and expire on the fifth anniversary of the grant date. The vesting period accelerated upon the closing of the Company's IPO, such that 50% became exercisable upon consummation of the IPO, an additional 16% becomes exercisable on March 1, 2000, and the balance becomes exercisable in equal monthly installments over the 12-month period commencing March 1, 2000. The aggregate exercise price of these options is $150,000. Chazen received additional options to purchase 242,500 shares of Common Stock at an exercise price of $3.25 per share. All grants of options to individuals other than those considered employees must be accounted for under the provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). Under SFAS No. 123, the fair value of these options as of the date of grant, using the Black-Scholes pricing model, was $1,987,000. The fair value will be recognized as consulting expense over the term of the consulting agreement. The future exercising of 135,000 of these options and the warrants referred to above will not dilute the original 5% ownership interest purchased by FM/CCP and Chazen. As a result, if these options and warrants are exercised in full, FM/CCP and Chazen will receive an additional 5,000 and 7,500 shares of common stock, respectively. The Company recognized $1,074,000 and $1,135,000 of non-cash consulting expense in connection with these options and warrants for the quarter and six months ended June 30, 1999, respectively. In connection with this transaction, Chazen joined the Company's Board of Directors.

The Company paid to its placement agent $85,000, and issued a warrant to purchase 22,500 shares of Common Stock at an exercise price of $4.44 per share and a warrant to purchase 9,500 shares of Common Stock at an exercise price of $13.65 per share, as a finders fee in connection with the consummation of the FM/CCP Private Placement. The warrants are exercisable for five years from the date of grant and the shares underlying such warrants shall be registered at the same time as the Company registers the shares underlying the warrants issued to FM/CCP. The fair value of the warrants as of the date of grant was $74,000, calculated using the Black-Scholes pricing model. One-half of the cash payment and one-half of the fair value of the warrants has been offset against the proceeds of the $1 million equity investment as offering costs. The remaining amount has been recognized as deferred financing costs, to be amortized over the period commencing on the date of issuance of the promissory note through the maturity date, using the effective interest method. Upon repayment of the Chazen promissory note, this amount was recognized as interest expense.

On April 22, 1999, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and one of the leading mall developers in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in the Company (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn are convertible into an aggregate of 824,084 common shares and the Warrants can be exercised to purchase 924,898 common shares. The Preferred Stock is convertible for one year beginning on the first anniversary of the closing of the IPO by the Company and, based on the $13.00 per share initial public offering price, the effective conversion price of the Preferred Stock was $9.00 per share and the exercise price of the Warrants was $13.00 per share. Upon closing of Taubman's investment, the Company allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, and was allocated to additional paid-in capital upon closing of the IPO and will be accreted to the book value of the Preferred Stock. The accretion period will be one year, beginning on the date of closing of the IPO. For the quarter and six months ended June 30, 1999, the Company accreted $775,000 to the book value of the Preferred Stock. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined the Company's Board of Directors.


4.   Earnings per Share

The Company has computed net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury-stock method. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the period assuming the Company was a C corporation since inception and the closing of the private placement debt and equity investments as of January 1, 1998.

The following table sets forth the computation of pro-forma basic and diluted earnings per share:

                                            Three Months Ended June 30                Six Months Ended June 30
                                      ---------------------------------------   --------------------------------------
                                            1999                 1998                 1999               1998
                                      ------------------    -----------------   ------------------  ------------------


Numerator:
   Net (loss) income                  $     (3,564,000)     $         6,000     $     (3,611,000)   $         (81,000)
   Accretion of beneficial
     conversion feature of
     convertible preferred stock              (775,000)                  --             (775,000)                  --
                                      ------------------    -----------------   ------------------  ------------------

Net (loss) income available to
   common shareholders                $     (4,339,000)     $          6,000    $     (4,386,000)   $        (81,000)
                                      ==================    =================   ==================  ==================

Denominator:
   Pro-forma weighted-average shares
                                             5,500,000            4,500,000            5,000,000           4,500,000
                                      ==================    =================   ==================  ==================

Pro-forma basic and diluted earnings
   per common share                   $          (0.79)     $            --     $          (0.88)   $          (0.02)
                                      ==================    =================   ==================  ==================

The effect of the exercise of certain warrants and options issued are not included as their effect on diluted earnings per share would be anti-dilutive.


5.   Commitments and Contingencies

The Company is not a party to any legal proceedings. The Company in its normal course of business may be subject to certain litigation.

Item 2.         Management's Discussion and Analysis or Plan of Operation


The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding our current business strategy and our plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to us and our management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth under "Risk Factors" in our Registration Statement on Form SB-2 (File No. 333-74109). We urge prospective investors to exercise caution and not to place undue reliance on any such forward-looking statements.


Overview

Our Web site, www.fashionmall.com, engages in the marketing and sale of fashion, apparel, footwear, beauty and related lifestyle products and accessories over the Internet. We combine an online shopping mall with fashion content to provide a centralized site for manufacturers, retailers, magazines and catalogs to advertise, display and sell their product lines.

Our Web site is divided into several areas, each consisting of a number of "tenants" which include fashion/apparel vendors and content providers, whose sales and marketing efforts are generally aimed towards a targeted common market. These areas currently focus on specific markets, including upscale fashion, teen fashion, sports apparel and beauty. Our tenants, many of which have their own Web sites, pay us fees to lease space on our Web site to take advantage of the traffic our site receives as a centralized location of fashion content on the Internet. Depending on the arrangement, our tenants also pay us commissions for sales of their goods on or through our Web site. We have a diverse tenant base of brand name companies, including Brooks Brothers, dELiA*s, Skechers, Steve Madden, Clinique, American Eagle and Liz Claiborne.

Our objective is to become the primary fashion destination on the Internet by continuing to increase site traffic and awareness of the fashionmall.com brand. As part of this marketing strategy, we have formed strategic alliances with high-traffic entry pages to the Web, referred to as portals, such as Excite and Microsoft/MSN. We plan to significantly increase our promotional marketing efforts through targeted advertising, public relations campaigns and business alliances and partnerships. We believe that increased brand recognition and site traffic will attract additional tenants, which in turn, will increase traffic and further fuel our revenue growth and expansion.

To date, we have focused our consumer marketing efforts on fashionmall.com's placement on selected high traffic Web sites. We have formed key strategic alliances with two of the highest trafficked portals on the Internet: (i) Excite, and by extension, Netscape, Prodigy and Webcrawler, and (ii) Microsoft/MSN. These relationships are designed to attract additional traffic to our Web site, thereby directing traffic to tenants' sites, representing a significant opportunity for brand awareness, traffic creation, and revenue growth. We intend to develop relationships with additional high traffic Web sites to further increase our brand awareness and to increase our traffic.

We utilize numerous marketing techniques to increase brand recognition and traffic, including both traditional and online advertising. We promote our site through print advertising in industry and consumer publications. Until the completion of our initial public offering on May 26, 1999, due to our limited financial resources, our use of advertising had primarily been through barter arrangements. We intend to increase our cash payments in promotion of our site in print publications. In addition, we have utilized, and intend to utilize, outdoor media, trade shows and radio and television promotions.

Our online marketing tactics include sponsorship agreements with well-known companies, as well as banner advertising on various Web sites. Our sponsorship agreements include an agreement with VISA pursuant to which the VISA logo and payment option are integrated into fashionmall.com in exchange for a fee and promotion of fashionmall.com by VISA; an agreement with CBS Sportsline, a leading sports Web site, pursuant to which we place CBS Sportsline as the sponsor of a newly developed "Sports" area on fashionmall.com; and a similar arrangement with The Knot, a leading online bridal site, for the existing "Bridal" area on fashionmall.com. We plan to pursue agreements with other brand name companies to cross-promote each other's products or services.

To date, our revenue has primarily come from fees paid by tenants for their inclusion on the fashionmall.com site. However, we expect to derive significant revenue from expansion of our direct electronic commerce ("e-commerce") sales of apparel and related merchandise through our own online stores. We believe that the e-commerce apparel market is large and growing and that our brand recognition and site traffic position us to take advantage of that opportunity. Jupiter Communications, an independent Internet market research organization, ranks apparel among the top five product categories for Internet sales and estimates that the number of people shopping on the Internet will increase from
10.1 million in 1997 to 58.4 million in 2002. Our first online store is our recently launched Outletmall.com site, through which we sell quality, branded merchandise at significant discounts.

Outletmall.com is an adjunct to the primary fashionmall.com site and is a key part of our strategy to grow our e-commerce transaction volume. Outletmall.com, which we launched in September 1998 on a pilot basis, is in an early stage of development, and consequently, we have conducted limited promotion of the site. Our focus with Outletmall.com is to derive revenue from online sales. With this site, we are the retailer and control the merchandising of products and earn the entire margin of sale from any merchandise sold. Our objective for Outletmall.com is to offer consumers a variety of brand name merchandise at significant discounts from regular retail prices and to frequently change the offered merchandise to stimulate repeat visits to the site. We intend to purchase excess inventory and end-of-season goods in order to gain a competitive sourcing advantage. Our online store represents a significant opportunity for us to increase our product offerings from national designer or brand name companies without their being tenants on fashionmall.com. Merchandise is offered (i) at targeted discounts that increase incrementally over a six-week period or (ii) at everyday low prices. We believe that our discount prices along with our diverse offerings of quality, brand name merchandise will be attractive to customers.

Outletmall.com benefits manufacturers by permitting them to sell out-of-season, overstocked or discontinued merchandise. From the vendor's viewpoint, fashion apparel has a limited utility and value life cycle. Prior to the season when most sales are conducted, merchandise is at its highest perceived value, but loses its value each day thereafter. The Outletmall.com pricing model encourages purchases at each level in order to maximize revenue received for the product, giving the consumer value-priced merchandise for immediate consumption and the manufacturer a profitable vehicle for eliminating excess inventory.


Results of Operations

As discussed above, we intend to increase our strategic alliances and our advertising and marketing efforts, to build further brand awareness for the fashionmall.com brand as well as increase traffic to our Website. We believe that these efforts will further enhance our existing tenant base and, in turn, create more consumer traffic and additional tenant revenues and e-commerce revenues.

Quarter Ended June 30, 1999 vs. Quarter Ended June 30, 1998

Site Revenues. Total revenues increased by $527,000, or 125%, to $950,000 in the second quarter of 1999 as compared to $423,000 in the second quarter of 1998. Barter revenue increased by $122,000, or 48%, to $377,000 in the second quarter of 1999 from $255,000 in the second quarter of 1998. Barter revenue represented 40% and 60% of total revenues for the quarters ended June 30, 1999 and 1998, respectively. The revenue increase was due to increased industry acceptance of the fashionmall.com model resulting in additional new clients and sponsors and increased rates for space on fashionmall.com based on traffic growth.

Expenses. Total expenses of the business increased from $418,000 in the second quarter of 1998 to $3,836,000 in the second quarter of 1999. During the quarter, we incurred a $2,736,000 non-cash compensation charge relating to the recognition of the fair value of certain options granted and non-cash interest and financing charges of $668,000 in connection with the FM/CCP financing. The Company will incur future non-cash compensation charges in connection with these options of $125,000 each quarter over the next two (2) years. The remaining increase was due to increased expenditures, using the proceeds of the IPO, for technical staff, increased barter advertising and increased equipment and infrastructure needs.

Site Development, Merchandise and Content. Site development, merchandise and content expenses increased by $175,000, or 261%, to $242,000 in the second quarter of 1999 from $67,000 in the second quarter of 1998. The increase was primarily due to increased payroll for site development related salaries as well as increased costs of content creation and merchandise for our site.

Advertising and Marketing. Advertising and marketing expenses increased by $158,000, or 77%, to $363,000 in the second quarter of 1999 from $205,000 in the second quarter of 1998. The increase is primarily due to increased barter advertising expenses primarily related to increased print advertising on behalf of the fashionmall.com brand and some online banner advertising programs. We expect these expenses to continue to grow significantly, as we pursue an aggressive growth strategy and aggressively market the fashionmall.com brand through both print and online advertising.

Selling Expenses. Selling expenses increased by $18,000, or 46%, to $57,000 in the second quarter of 1999 from $39,000 in the second quarter of 1998. Selling expenses remained fairly constant compared to the prior year. We expect these expenses to grow significantly as we pursue an aggressive growth strategy and hire additional sales personnel.

General and Administrative Expenses. General and administrative expenses increased by $3,068,000 to $3,174,000 in the second quarter of 1999 from $107,000 in the second quarter of 1998. During the quarter, we incurred a $2,736,000 non-cash compensation charge relating to the recognition of the fair value of certain options granted. The Company will incur future non-cash compensation charges in connection with these options of $125,000 each quarter over the next two (2) years. The remaining increase was primarily due to increased consulting and payroll expenses associated with the management team and additional support staff required by our growth. We expect these expenses to grow substantially as additional personnel are hired and additional expenses are incurred. These increased expenses will relate to growing our business and operating as a public company.

Other Income and Expense. Interest and dividend income for the quarters ended June 30, 1999 and 1998 amounted to $52,000 and $1,000, respectively. During the quarter ended June 30, 1999, such amounts were earned primarily from our cash balances and high quality short-term investments. During the quarter ended June 30, 1998, such amounts were earned from our cash balances. During the quarters ended June 30, 1999 and 1998, interest and financing costs were $730,000 and $0. During the quarter ended June 30, 1999, the Company incurred non-cash interest and financing charges of $668,000 in connection with the FM/CCP financing.

Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

Site Revenues. Total revenues increased by $879,000, or 105%, to $1,720,000 in the six months ended June 30, 1999 as compared to $841,000 in the six months ended June 30, 1998. Barter revenue increased by $219,000, or 43%, to $725,000 in the six months ended June 30, 1999 from $506,000 in the six months ended June 30, 1998. Barter revenue represented 42% and 60% of total revenues for the six months ended June 30, 1999 and 1998, respectively. The revenue increase was due to increased industry acceptance of the fashionmall.com model resulting in additional new clients and increased rates for space on fashionmall.com based on traffic growth.

Expenses. Total expenses of the business increased from $923,000 in the six months ended June 30, 1998 to $4,661,000 in the six months ended June 30, 1999. During the six months ended June 30, 1999, we incurred a $2,797,000 non-cash compensation charge relating to the recognition of the fair value of certain options granted and non-cash interest and financing charges of $668,000 in connection with the Chazen financing. The Company will incur future non-cash compensation charges in connection with these options of $125,000 each quarter over the next two (2) years. The remaining increase was due to increased expenditures for technical staff, increased barter advertising and increased equipment and infrastructure needs.

Site Development, Merchandise and Content. Site development, merchandise and content expenses increased by $234,000, or 213%, to $344,000 in the six months ended June 30, 1999 from $110,000 in the six months ended June 30, 1998. The increase was primarily due to increased payroll for site development related salaries as well as increased costs of content creation and merchandise for our site.

Advertising and Marketing. Advertising and marketing expenses increased by $225,000, or 50%, to $675,000 in the six months ended June 30, 1999 from $450,000 in the six months ended June 30, 1998. The increase is primarily due to increased barter advertising expenses primarily related to increased print advertising on behalf of the fashionmall.com brand and some online banner advertising programs. We expect these expenses to continue to grow significantly, as we pursue an aggressive growth strategy and aggressively market the fashionmall.com brand through both print and online advertising.

Selling Expenses. Selling expenses increased by $18,000, or 16%, to $129,000 in the six months ended June 30, 1999 from $111,000 in the six months ended June 30, 1998. Selling expenses remained fairly constant compared to the prior year. We expect these expenses to grow significantly as we pursue an aggressive growth strategy and hire additional sales personnel.

General and Administrative Expenses. General and administrative expenses increased by $3,261,000 to $3,513,000 in the six months ended June 30, 1999 from $252,000 in the six months ended June 30, 1998. During the six months ended June 30, 1999, we incurred a $2,797,000 non-cash compensation charge relating to the recognition of the fair value of certain options granted. The Company will incur future non-cash compensation charges in connection with these options of $125,000 each quarter over the next two (2) years. The remaining increase was primarily due to increased consulting and payroll expenses associated with the management team and additional support staff required by our growth. We expect these expenses to grow substantially as additional personnel are hired and additional expenses are incurred. These increased expenses will relate to growing our business and operating as a public company.

Other Income and Expense. Interest and dividend income for the six months ended June 30, 1999 and 1998 amounted to $67,000 and $12,000, respectively. During the six months ended June 30, 1999, such amounts were earned primarily from our cash balances and high quality short-term investments. During the six months ended June 30, 1998, such amounts were earned from our cash balances. During the six months ended June 30, 1999 and 1998, interest and financing costs were $737,000 and $11,000. During the six months ended June 30,

1999, the Company incurred non-cash interest and financing charges of $668,000 in connection with the FM/CCP financing.


Liquidity and Capital Resources

From inception, we have financed substantially all of our operations from private investment and our IPO and an insignificant portion has been financed with cash generated from operations.

At June 30, 1999, we had cash and cash equivalents on hand of $42,984,000. At December 31, 1998, cash and cash equivalents were $82,000. The increase in funds can be attributed to raising approximately $35 million, net of related expenses, in connection with the Company's IPO, approximately $7.4 million as a result of the Taubman investment and approximately $1 million, net of the promissory note repayment, as a result of the FM/CCP investment.

As part of the Taubman investment, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and one of the leading mall developers in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in our predecessor LLC (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn are convertible into an aggregate of 824,084 common shares and the Warrants can be exercised to purchase 924,898 common shares. The Preferred Stock is convertible until May 26, 2000 at an effective conversion price of $9.00 per share and the exercise price of the Warrants is $13.00 per share. Upon closing of Taubman's investment, we allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, to be allocated to additional paid-in capital upon closing of the IPO and accreted to the book value of the Preferred Stock. The accretion period will be one year, beginning on the date of closing of the IPO. For the quarter and six months ended June 30, 1999, the Company accreted $775,000 to the book value of the Preferred Stock. Over the one-year accretion period, earnings per share will be negatively impacted by the beneficial conversion feature amount of $5,040,000. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined our Board of Directors.

As part of the FM/CCP Financing, FM/CCP loaned us $1,000,000 evidenced by a promissory note in the principal amount of $1,000,000, bearing interest at 6% per annum and due on the earlier of the closing of the offering or March 2, 2002. All of such $1,000,000, plus accrued interest, was repaid from the net proceeds of the IPO.

We had no material commitments for capital expenditures at June 30, 1999. As of that date, we had no minimum lease obligations as the operating lease for office space is month to month.

We currently have approximately $114,000 of inventory but intend to take ownership of an increasing amount of inventory as we expand our online direct sales of apparel and related merchandise through our online stores. As a result, we may be subject to significant inventory risks which could have a material adverse effect on our business, financial condition and results of operations.

We believe that the net proceeds from the IPO and the Taubman and FM/CCP financings, together with funds on hand and any cash flow from operations, will be sufficient for at least the next 12 months. Depending on our rate of growth and cash requirements, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to us.

Certain Factors That May Affect Future Results

From time to time, information provided by the Company, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, potential transactions and other risk factors detailed in the Registration Statement filed on Form SB-2 filed on March 9, 1999, as amended, in this Quarterly Report on Form 10-QSB and in the Company's other Securities and Exchange Commission filings.

PART II.  OTHER INFORMATION


                              fashionmall.com, Inc.


Item 1.    Legal Proceedings

Not applicable

Item 2.    Changes in Securities and Use of Proceeds

Set forth in chronological order is information regarding the number if shares of common stock sold by the company since March 8, 1996, the consideration received by the Company for such shares, and information relating to the section of the Securities Act, or rule of the Commission under which exemption from registration was claimed. None of these securities was registered under the Securities Act. No sales of securities involved the use of an underwriter and no commissions were paid in connection with the sale of any securities, except for Wit Capital, which received an $85,000 finders fee and a warrant to purchase 22,500 shares of common stock at an exercise price of $4.44 per share, in connection with the sale of securities to FM/CCP Investment Partners described below.

On June 29, 1996, Richard A. Eisner & Company, LLP ("Eisner"), purchased a 20% membership interest in IFM in consideration for $100,000. The Company believes that the sale of such securities was exempt from registration to Section 4(2) of the Securities Act.

On March 2, 1999, the Company sold to FM/CCP Investment Partners LLC ("FM/CCP") 225,000 shares of common stock of the Company for $1,000,000 ($4.44 per share). In addition, FM/CCP loaned the Company $1,000,000 evidenced by a promissory note in the principal amount of $1,000,000, bearing interest at 6% per anum and due on the earlier of the closing of the offering or March 2, 2002. In connection with the foregoing promissory note, FM/CCP received a warrant, expiring March 2, 2004, to purchase up to 95,000 shares of common stock at an exercise price of $13.65 per share. The Company believes that each issuance and sale of such securities was exempt from registration to Section 4(2) of the Securities Act. Certain affiliates of Jerome M. Chazen, a director of the Company, are investors in FM/CCP.

On March 2, 1999, the Company entered into a consulting agreement ( the "Consulting Agreement") with Jerome M. Chazen. The Consulting Agreement, which expires on the second anniversary of the IPO date, provides that Mr. Chazen shall provide consulting services to the Company aggregating at least 30 hours per month. In addition, Mr. Chazen has agreed to become a Director of the Company. Mr. Chazen will receive an aggregate of $150,000 over the term of the Consulting Agreement plus five year options to purchase an aggregate of 142,5000 shares of common stock at an aggregate price of $150,000 ($1.11 per share). Such options vest and become exercisable (i) 50% upon the consummation of the IPO,
(ii) an additional 16 % on March 2, 2002 and (iii) the balance monthly over the 12-month period commencing March 2, 2002. The Company believes the grant of such options was exempt under Section and/or Rule 701 promulgated thereunder.

FM/CCP and Mr. Chazen have agreed not to sell or dispose of the securities acquired by them without the consent of the Company, except to certain partners or family members. In addition, the Company has agreed to grant FM/CCP and Mr. Chazen certain demand and "piggyback" registration rights, commencing one year after consummation of the IPO and terminating on March 2, 2004, as to the common stock acquired by them and underlying their warrants and options.

As part of the Taubman investment, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and one of the leading mall developers in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in our predecessor LLC (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn are convertible into an aggregate of 824,084 common shares and the Warrants can be exercised to purchase 924,898 common shares. The Preferred Stock is convertible until May 26, 2000 at an effective conversion price of $9.00 per share and the exercise price of the Warrants is $13.00 per share. Upon closing of Taubman's investment, we allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, to be allocated to additional paid-in capital upon closing of the IPO and accreted to the book value of the Preferred Stock. The accretion period will be one year, beginning on the date of closing of the IPO. For the quarter and six months ended June 30, 1999, the Company accreted $775,000 to the book value of the Preferred Stock. Over the one-year accretion period, earnings per share will be negatively impacted by the beneficial conversion feature amount of $5,040,000. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined our Board of Directors.

The offering involved preferred limited liability interests, securities of a different class than those offered hereby. The offering involved one sophisticated, accredited investor within the meaning of Regulation D under the Securities Act, and no general solicitation was involved. Accordingly, the Company believes that the sale of such securities was exempt under Section 4(2) of the Securities Act.

On May 20, 1999, in connection with the Company's initial public offering, a Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission, pursuant to which 3,000,000 shares of Common Stock were offered and sold for the account of the Company at a price of $13 per share, generating gross proceeds of $39 million. The managing underwriters were Gruntal & Co., LLC and First Security Van Kasper. After deducting underwriting commissions and discounts of $3,120,000 and other related expenses of approximately $1 million, the net proceeds to the Company were approximately $35 million. The proceeds are invested in highly rated short-term investment securities. A portion of the proceeds was used to repay the outstanding $1 million promissory note and to repay approximately $300,000 to related parties for deferred compensation and loans outstanding.

It is the intention of the Company to utilize the proceeds to expand our marketing efforts and sales force thereby further promoting the fashionmall.com brand name, to improve our internet and systems infrastructure and support, and for working capital and general corporate purposes. The Company may invest in complimentary businesses, products or technologies, as the opportunities arise. However, the Company has no present understandings, commitments or agreements with respect to any material acquisition.

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Securities Holders

           Not applicable

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8 - K

(a)    The following exhibit is included herein:

           Exhibit 27 - Financial Data Schedule

(b)    Reports of Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                              fashionmall.com, Inc.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       fashionmall.com, Inc.
                                       (Registrant)

                                       By:


Date:  August 12, 1999                 /S/  BENJAMIN NARASIN
----------------------                 --------------------------------------
                                       Benjamin Narasin
                                       Chairman of the Board, Chief Executive
                                       Officer and President



Date:  August 12, 1999                 /S/  RAYMOND J. MURPHY
----------------------                 --------------------------------------
                                       Raymond J. Murphy
                                       Vice President - Finance