Form 10QSB
period 1999-09-30
FASHIONMALL COM INC
filed 1999-11-22
CIK 1081202

================================================================================

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999
                                               ------------------

                         Commission file number 0-26151
                                                -------

                              fashionmall.com, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                               06-1544139
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization
--------------------------------------------------------------------------------

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

             Yes          [X]            No     [ ]

Transitional Small Business Disclosure Format (check one)

             Yes          [ ]            No     [X]


The number of shares of common stock, $.01 par value, outstanding as of November 22, 1999 was 7,500,000.



================================================================================
                              fashionmall.com, Inc.

                                   Form 10-QSB

                                      Index

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998...............................2

              Statements of Operations - three months ended September 30, 1999 and
              1998 and nine months ended September 30, 1999 and 1998 (unaudited)..................................3

              Statement of Changes in Stockholders' and Members' Equity (Deficiency) - nine months ended September 30, 1999 (unaudited)................................................................4

              Statements of Cash Flows - three months ended September 30, 1999 and
              1998 and nine months ended September 30, 1999 and 1998 (unaudited)..................................5

              Notes to Unaudited Financial Statements.............................................................7

Item 2.       Management's Discussion and Analysis or Plan of Operation..........................................13

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..................................................................................18

Item 2.       Changes in Securities and Use of Proceeds..........................................................18

Item 3.       Defaults Upon Senior Securities....................................................................20

Item 4.       Submission of Matters to a Vote of Securities Holders..............................................20

Item 5.       Other Information..................................................................................20

Item 6.       Exhibits and Reports on Form 8-K...................................................................20

              Signatures.........................................................................................21




                                               fashionmall.com, Inc.

                                                  Balance Sheets



                                                                              September 30,             December 31,
                                                                                  1999                     1998
                                                                           -------------------      -------------------
Assets                                                                        (Unaudited)
Current assets
   Cash and cash equivalents                                                 $   42,460,000         $          82,000
   Accounts receivable, net of an allowance for losses of $298,000 at
      September 30, 1999 and $105,000 at December 31, 1998                          437,000                   314,000
   Inventory                                                                        256,000                     2,000
   Prepaid expenses and other current assets                                        128,000                     5,000
                                                                           -------------------      -------------------
Total current assets                                                             43,281,000                   403,000
                                                                           -------------------      -------------------

Property and equipment - net of accumulated depreciation of $22,000
    and $9,000, respectively                                                        219,000                    13,000
Capitalized software costs, net of accumulated amortization of $39,000
    and $14,000, respectively                                                        28,000                    53,000
Deferred financing costs                                                                 --                    39,000
Other assets                                                                         74,000                        --
                                                                           -------------------      -------------------
Total Assets                                                                 $   43,602,000           $       508,000
                                                                           ===================      ===================

Liabilities
Current liabilities
   Accounts payable and accrued expenses                                           1,101,000                  221,000
   Amounts due to related parties                                                         --                  366,000
   Customer deposits                                                                  35,000                   18,000
   Deferred revenue                                                                   25,000                   45,000
                                                                           -------------------      -------------------
Total current liabilities                                                          1,161,000                  650,000
                                                                           -------------------      -------------------


Stockholders' and Members' Equity (Deficiency)
Members' contributed capital                                                              --                  411,000
Members' accumulated deficit                                                              --                 (553,000)
Convertible preferred stock, $.01 par value,
  Authorized - 3,000,000 shares
  Issued and outstanding - 824,048 and 0 shares at September 30,
  1999 and December 31, 1998, respectively                                         1,938,000                       --
Common stock - $.01 par value
  Authorized - 35,000,000 shares
  Issued and outstanding - 7,500,000 and 0 shares at September 30,
  1999 and December 31, 1998, respectively                                            75,000                       --
Additional paid-in capital                                                        46,193,000                       --
Accumulated deficit                                                               (5,765,000)                      --
                                                                           -------------------      -------------------
Total stockholders' and members' equity (deficiency)                              42,441,000                 (142,000)
                                                                           -------------------      -------------------

Total Liabilities and Stockholders' and Members' Equity (Deficiency)          $   43,602,000          $       508,000
                                                                           ===================      ===================

See accompanying notes to financial statements.

                                               fashionmall.com, Inc.

                                             Statements of Operations
                                                    (Unaudited)



                                                          Three Months                            Nine Months
                                                       Ended September 30                     Ended September 30
                                             -------------------------------------    -----------------------------------
                                                   1999                 1998               1999                1998
                                             ----------------     ----------------    ----------------    ---------------
Site revenues                                $      889,000        $     653,000      $    2,609,000      $   1,494,000

Costs and expenses:
   Site development, merchandise and content        176,000               96,000             520,000            206,000
   Advertising and marketing                        922,000              218,000           1,597,000            668,000
   Selling                                          114,000               63,000             243,000            174,000
   General and administrative                       879,000               73,000           4,392,000            325,000
                                             ----------------     ----------------    ----------------    ---------------
   Total costs and expenses                       2,091,000              450,000           6,752,000          1,373,000
                                             ----------------     ----------------    ----------------    ---------------

(Loss) income from operations                    (1,202,000)             203,000          (4,143,000)           121,000
                                             ----------------     ----------------    ----------------    ---------------

Other income (expense):
   Interest and dividend income                     705,000                1,000             772,000             13,000
   Interest expense and other
     financing costs                                                      (9,000)           (737,000)           (20,000)
                                             ----------------     ----------------    ----------------    ---------------
Total other income and expense                      705,000               (8,000)             35,000             (7,000)
                                             ----------------     ----------------    ----------------    ---------------

Net (loss) income                            $     (497,000)       $     195,000      $   (4,108,000)     $     114,000
                                             ================     ================    ================    ===============

Comprehensive (loss) income                  $     (497,000)       $     195,000      $   (4,108,000)     $     114,000
                                             ================     ================    ================    ===============

Basic and diluted earnings per
   common share                              $        (0.22)       $        0.04      $        (1.04)     $        0.03
                                             ================     ================    ================    ===============
Basic and diluted weighted average
   shares outstanding                             7,500,000            4,500,000           5,833,333          4,500,000
                                             ================     ================    ================    ===============

Pro-forma basic and diluted earnings
   per common share                          $        (0.22)       $        0.02      $        (1.04)     $        0.01
                                             ================     ================    ================    ===============
Pro-forma basic and diluted weighted
   average shares outstanding                $    7,500,000        $   4,500,000      $    5,833,333      $   4,500,000
                                             ================     ================    ================    ===============


See accompanying notes to financial statements.

                            fashionmall.com, Inc.

    Statement of Changes in Stockholders' and Members' Equity (Deficiency)

                     Nine Months Ended September 30, 1999
                                 (Unaudited)

                                 Common Stock                 Additional
                                            Par    Preferred    Paid-in      Members'      Members'      Accumulated
                                Shares    Value      Stock      Capital      Capital       Deficit         Deficit        Total
                              ------------------- ----------- ------------ ------------- ------------- -------------- --------------
Balance at December 31, 1998        --   $  --    $      --   $       --      $411,000   $    (553,000)  $        --     $ (142,000)

Contribution of capital,
   net of related issuance          --      --           --           --       876,000            --             --         876,000
   costs

Incremental difference
   between issue price and
   fair value of capital            --      --           --           --       576,000            --             --         576,000
   contribution

Issuance of warrants to
   purchase 95,000 shares
   of common stock, at fair         --      --           --           --        56,000            --             --          56,000
   value

Issuance of warrants to
   purchase 32,000 shares
   of common stock, at fair         --      --           --           --        74,000            --             --          74,000
   value

Issuance of preferred stock
   in connection with
   capital contribution             --      --           --           --     5,040,000            --             --       5,040,000

Issuance of warrants to
   purchase 924,898 shares
   of common stock, at fair
   value, in connection
   with the issuance of             --      --           --           --     2,377,000            --             --       2,377,000
   preferred stock

Non-cash compensation
   expense prior to initial
   public offering ("IPO")          --      --           --           --       149,000            --             --         149,000

Net loss prior to IPO               --      --           --           --           --         (281,000)          --        (281,000)

Issuance of common stock in
   connection with IPO, net
   of expenses                3,000,000   30,000         --    34,745,000          --             --             --      34,775,000

Reorganization from Limited
   Liability Company to C
   corporation                4,500,000   45,000         --     8,680,000   (9,559,000)        834,000           --              --

Non-cash compensation
   expense subsequent to IPO        --      --           --     2,768,000          --             --             --       2,768,000

Accretion of preferred
   stock beneficial
   conversion feature               --      --     1,938,000          --           --             --      (1,938,000)           --

Net loss for the period
   subsequent to IPO                --      --           --           --           --             --      (3,827,000)    (3,827,000)
                              ---------- -------- ----------- ------------ ------------- ------------- -------------- --------------

Balance at September 30, 1999 7,500,000  $75,000  $1,938,000  $46,193,000  $       --    $        --     $(5,765,000)   $42,441,000
                              ========== ======== =========== ============ ============= ============= ============== ==============

See accompanying notes to financial statements.

                                               fashionmall.com, Inc.

                                             Statements of Cash Flows
                                                    (Unaudited)

                                                                Three Months                            Nine Months
                                                             Ended September 30                      Ended September 30
                                                     ------------------------------------   -------------------------------------
                                                           1999               1998                1999               1998
                                                     -----------------   ----------------   -----------------   -----------------
Operating Activities
Net (loss) income                                      $   (497,000)      $     195,000       $ (4,108,000)     $      114,000
Adjustments to reconcile net (loss) income to net
cash (used in) provided by operating activities:
    Depreciation and amortization                            18,000               9,000             38,000               6,000
    Non-cash interest expense and other
       financing costs                                           --                  --            668,000                  --
    Non-cash compensation expense                           107,000                  --          2,917,000                  --
     Bad debt expense                                       132,000              95,000            329,000              70,000
     Unrealized gains on cash equivalents                    18,000                  --             18,000                  --
    Changes in operating assets and liabilities
       Accounts receivable                                  (51,000)           (342,000)          (361,000)           (293,000)
       Inventory                                           (141,000)                 --           (249,000)             (2,000)
       Prepaid expenses and other assets                     32,000             (12,000)          (508,000)                 --
       Deferred financing costs                                  --                  --            397,000                  --
       Accounts payable                                     128,000              18,000            880,000             128,000
       Customer deposits                                         --              (2,000)            17,000              (7,000)
       Deferred revenue                                     (16,000)                 --            (20,000)              6,000
                                                     -----------------   ----------------   -----------------   -----------------
    Net cash (used in) provided by operating
    activities                                             (270,000)            (39,000)            18,000              22,000
                                                     -----------------   ----------------   -----------------   -----------------

Investing Activities
Purchase of equipment                                      (196,000)             (7,000)          (219,000)             (1,000)
                                                     -----------------   ----------------   -----------------   -----------------

    Net cash used in investing activities                  (196,000)             (7,000)          (219,000)             (1,000)
                                                     -----------------   ----------------   -----------------   -----------------

Financing Activities
Proceeds (repayment) of loans                               (58,000)                 --           (489,000)            (59,000)
Initial public offering  proceeds                                --                  --         34,775,000                  --
Capital contributions                                            --                  --          8,293,000                  --
                                                     -----------------   ----------------   -----------------   -----------------
    Net cash (used in) provided by financing
      activities                                            (58,000)                 --         42,579,000             (59,000)
                                                     -----------------   ----------------   -----------------   -----------------

(Decrease) increase in cash and cash equivalents           (524,000)            (46,000)        42,378,000             (38,000)
Cash and cash equivalents - beginning of period          42,984,000              74,000             82,000              66,000
                                                     -----------------   ----------------   -----------------   -----------------

Cash and cash equivalents - end of period              $ 42,460,000       $      28,000       $ 42,460,000      $       28,000
                                                     =================   ================   =================   =================
---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.


                                                  fashionmall.com, Inc.

                                                 Statements of Cash Flows
                                                       (Continued)
                                                       (Unaudited)


                                                                Three Months                            Nine Months
                                                             Ended September 30                      Ended September 30
                                                     ------------------------------------   -------------------------------------
                                                           1999               1998                1999               1998
                                                     -----------------   ----------------   -----------------   -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
    Interest                                           $         --        $         --       $     15,000        $         --
    Taxes                                              $         --        $         --       $         --        $         --
Non-cash investing and financing activities:
    Conversion of related party loan to contributed
       capital                                         $         --        $         --       $         --        $     61,000
    Fair value of warrants issued in connection
       with loan to related party                      $         --        $         --       $     56,000        $         --
    Incremental difference between issue price and
       fair value of capital contribution              $         --        $         --       $    576,000        $         --
    Fair value of warrants issued in connection
       with convertible preferred stock                $  1,163,000        $         --       $  3,540,000        $         --
    Revenue generated from barter contracts            $    402,000        $    257,000       $  1,127,000        $    763,000
    Advertising and consulting expense incurred
       related to barter contracts                     $    403,000        $    218,000       $  1,030,000        $    649,000



---------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                              fashionmall.com, Inc.

                     Notes to Unaudited Financial Statements

                               September 30, 1999



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

Activities from the date of inception have been directed primarily to developing the fashionmall.com brand through a marketing strategy that, in part, includes the exchange of the Company's services for advertising space in various magazines, journals and websites or for consulting services.


2. Summary of Significant Accounting Policies

Basis of Presentation
---------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, the instructions of Form 10-QSB and Rule 310 of Regulation SB and, therefore, do not include all information and notes necessary for a presentation of results of operations, financial position and cash flows in conformity with generally accepted accounting principles. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Company's Registration Statement on Form SB-2. In the opinion of the Company, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been made. Results of operations for the nine months ended September 30, 1999 are not necessarily indicative of those expected for the year ending December 31, 1999.

Revenue Recognition
-------------------
One of the Company's primary sources of revenue is from tenant fees. Manufacturers, retailers, magazines and others pay fees to the Company to lease space on the fashionmall.com site. Revenues are recognized as services are rendered. The Company recognizes revenue earned from tenant fees in accordance with its customer contracts, which specify either a fixed fee or a fee based on traffic delivered to the tenant. In some cases, the company is entitled to a commission on sales generated from its tenants' sites beyond the fixed fee or the traffic fee based on traffic delivered to the tenants.

Barter Arrangements
-------------------
The Company enters into barter arrangements with some customers, whereby the Company's services are exchanged for, primarily, advertising space in various magazines and journals and for advertising on websites, or for consulting services. A portion of the advertising received by the Company, in exchange for its services, is in the form of online website advertising. The fair value of the online website advertising is determined based on the online providers' "cost per thousand impressions" and the number of impressions delivered. The consulting services received by the Company are primarily marketing and public relations. Expenses for consulting services are recorded as incurred, based upon the consulting firms' established rates.

Barter revenue and the related advertising expense is recognized in accordance with the established advertising rate card of the advertiser customer, which represents the rates charged to cash buyers based on their level of advertising. Generally, barter revenue is recognized over the term of the customer contract, which commences upon the placement of the customer's advertisement on the Company's fashionmall.com website. Barter revenues equal barter expenses; however, due to timing, barter accounts receivable and barter accounts payable may result. Barter expenses are included in advertising and marketing expenses in the accompanying statements of operations.

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

Property and Equipment
----------------------
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Property and equipment are depreciated on a straight-line basis over estimated useful lives of three to five years. Depreciation expense for the three months ended September 30, 1999 and 1998, was approximately $10,000 and $9,000, respectively. Depreciation for the nine months ended September 30, 1999 and 1998 was approximately $13,000 and $6,000, respectively. Depreciation expense is included in general and administrative expenses in the accompanying statements of operations.

Capitalized Software Costs
--------------------------
In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred in the process of creating software for internal use. The costs capitalized by the Company represent the payroll and payroll-related costs for the employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. Capitalized software costs are amortized on a straight-line basis over an estimated useful life of two years. As of September 30, 1999, approximately $67,000 of capitalized software costs had been incurred. Amortization expense for the three months ended September 30, 1999 and 1998 was $8,000 and $0, respectively; amortization expense for the nine months ended September 30, 1999 and 1998 was $25,000 and $0, respectively. Amortization expense is included in general and administrative expenses in the accompanying statements of operations.

Accounting for Long-Lived Assets
--------------------------------
The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management does not believe there is any impairment of the carrying value of its long-lived assets as of September 30, 1999.

Advertising Expense
-------------------
A significant source of advertising expense for the Company is generated from its barter activities. The expense is recognized based on the fair value of the services received as determined by each magazine's or journal's printed advertising rate card with pricing provided to cash buyers based on frequency of advertisement placement or by a website provider's "cost per thousand impressions" and the number of impressions delivered. In accordance with Statement of Position 93-7, Reporting On Advertising Costs, the Company expenses its advertising costs as incurred.

Income Taxes
------------
Prior to the IPO, the Company was a limited liability company, and each of the Company's member's respective portion of taxable income or loss was reportable on such members' own Federal and state income tax returns. Additionally, as a limited liability company, the Company was subject to the New York City income tax on unincorporated businesses.

Effective upon the consummation of the Company's initial public offering, the Company's income tax status converted from a limited liability company to that of a C corporation. Accordingly, the provision for income taxes is determined in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires a company to account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases for operating profit and tax liability carry forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs. Since the Company does not expect to have net income in fiscal 1999, it expects to fully reserve deferred tax assets.

Basic and Diluted Earnings per Share
------------------------------------
In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements. The weighted average shares outstanding are determined as the mean average of the shares outstanding and assumed to be outstanding during the period.

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

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, Reporting the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs, as those costs are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-5 will not have a material effect on the Company's results of operations, financial position or cash flows.


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

A principal of FM/CCP, Jerome A. Chazen ("Chazen"), agreed to provide consulting services to the Company for the period ending the earlier of the three year anniversary date of the equity investment or the two year anniversary date of the closing of the Company's IPO. The Company is obligated to pay Chazen an aggregate of $150,000, payable on or before the expiration of the consulting term. Pursuant to this agreement, the Company recognized consulting expense of $19,000 and $50,000 for the quarter and nine months ended September 30, 1999, respectively.

Additionally, Chazen received options to purchase up to 5% ownership interest in the Company in consideration for his consulting services. These options vest over three years and expire on the fifth anniversary of the grant date. The vesting period accelerated upon the closing of the Company's IPO, such that 50% became exercisable upon consummation of the IPO, an additional 16% becomes exercisable on March 1, 2000, and the balance becomes exercisable in equal monthly installments over the 12-month period commencing March 1, 2000. The aggregate exercise price of these options is $150,000. Chazen received additional options to purchase 242,500 shares of Common Stock at an exercise price of $3.25 per share. All grants of options to individuals other than those considered employees must be accounted for under the provisions of Statement of Financial Standards No. 123, Accounting for Stock-Based Compensation ("SFAS

No. 123"). Under SFAS No. 123, the fair value of these options as of the date of grant, using the Black-Scholes pricing model, was $1,987,000. The fair value will be recognized as consulting expense over the term of the consulting agreement. The future exercising of 135,000 of these options and the warrants referred to above will not dilute the original 5% ownership interest purchased by FM/CCP and Chazen. As a result, if these options and warrants are exercised in full, FM/CCP and Chazen will receive an additional 5,000 and 7,500 shares of common stock, respectively. The Company recognized $106,000 and $1,284,000 of non-cash consulting expense in connection with these options and warrants for the quarter and nine months ended September 30, 1999, respectively. In connection with this transaction, Chazen joined the Company's Board of Directors.

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

On April 22, 1999, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and one of the leading mall developers in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in the Company (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn are convertible into an aggregate of 824,084 common shares and the Warrants can be exercised to purchase 924,898 common shares. The Preferred Stock is convertible for one year beginning on the first anniversary of the closing of the IPO by the Company and, based on the $13.00 per share initial public offering price, the effective conversion price of the Preferred Stock was $9.00 per share and the exercise price of the Warrants was $13.00 per share. Upon closing of Taubman's investment, the Company allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, and was allocated to additional paid-in capital upon closing of the IPO and will be accreted to the book value of the Preferred Stock. The accretion period will be one year, beginning on the date of closing of the IPO. For the quarter and nine months ended September 30, 1999, the Company accreted $1,163,000 and $1,938,000 to the book value of the Preferred Stock. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined the Company's Board of Directors.


4.   Earnings per Share

The Company has computed net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB No. 98"). Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents then outstanding using the treasury-stock method. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the period assuming the Company was a C corporation since inception and the closing of the private placement debt and equity investments as of January 1, 1998. SFAS 128 requires the presentation of both basic and diluted EPS on the face of the Statements of operations.

The following table sets forth the computation of pro-forma basic and diluted earnings per share:

                                         Three Months Ended September 30           Nine Months Ended September 30
                                      ---------------------------------------   --------------------------------------
                                            1999                 1998                 1999               1998
                                      ------------------    -----------------   ------------------  ------------------
Numerator:
   Net (loss) income                  $       (497,000)     $        195,000    $    (4,408,000)    $       114,000
   Accretion of beneficial
     conversion feature of
     convertible preferred stock            (1,163,000)                   --         (1,938,000)                 --
                                      ------------------    -----------------   ------------------  ------------------

Net (loss) income available to
   common shareholders                $     (1,660,000)     $        195,000    $    (6,046,000)    $       114,000
                                      ==================    =================   ==================  ==================

Denominator:
   Basic and diluted weighted-
      average shares outstanding             7,500,000             4,500,000          5,833,333           4,500,000
                                      ==================    =================   ==================  ==================
   Basic and diluted earnings per
      common share                    $          (0.22)     $           0.04    $         (1.04)    $          0.03
                                      ==================    =================   ==================  ==================
   Pro-forma basic and diluted
      weighted average shares
      outstanding                            7,500,000             4,500,000          5,833,333           4,500,000
                                      ==================    =================   ==================  ==================
   Pro-forma basic and diluted
      earnings per common share       $          (0.22)     $          0.02     $         (1.04)    $         (0.01)
                                      ==================    =================   ==================  ==================


The effect of the exercise of certain warrants and options issued during 1999 are not included as their effect on diluted earnings per share would be anti-dilutive.


5.   Commitments and Contingencies

The Company is not a party to any material legal proceedings. The Company in its normal course of business may be subject to certain litigation. In September 1999 the company entered into an agreement to purchase software for a total cost of $300,000. The objective of this investment in software is to improve the customer checkout procedure and to improve the information flow to our back office and distribution center.

Item 2.     Management's Discussion and Analysis or Plan of Operation
------

The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto.

All statements contained herein that are not historical facts, including, but not limited to, statements regarding our current business strategy and our plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipate," "believes," "estimates," "expects," "intend" and similar expressions as they relate to the company and our management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth under "Risk Factors" in our Registration Statement on Form SB-2 (File No. 333-74109). We urge prospective investors to exercise caution and not to place undue reliance on any such forward-looking statements.


Overview

Our flagship website, www.fashionmall.com, functions as a specialized shopping portal (vertical portal) for apparel and fashion related merchandise and content. fashionmall.com, Inc. earns its revenue from fees charged to our client ("tenants.") Fees take the form of fixed monthly lease payments and/or from revenue from traffic delivered to clients on a cost per click basis. We are, in some contracts, entitled to additional fees in the form of commissions on sales from traffic delivered to tenants sites by fashionmall.com.

Our web site is divided into several areas, each consisting of a number of tenants which include fashion/apparel and content providers whose sales and marketing efforts are generally aimed towards a targeted common market. These areas currently focus on specific markets, including upscale fashion, teen fashion, sports apparel and beauty. Our tenants, many of which have their own web sites, pay us fees to lease space on our web site to take advantage of the traffic our site receives as a centralized location of fashion content on the Internet. Depending on the arrangement, our tenants also pay us commissions for sales of their goods on or through our web site. We have a diverse tenant base of brand name companies, including: The Gap, Brooks Brothers, Esprit, Skechers, Steve Madden, Clinique, Jos. A. Banks and Liz Claiborne.

Our objective is to become the primary "portal" for apparel and fashion related merchandise and content. We also intend to increase both the quantity and quality of tenants on the fashionmall.com site as well as the consumer traffic that utilizes the site, creating additional awareness for the fashionmall.com brand.

We utilize numerous marketing techniques to increase brand recognition and traffic, including both traditional and online advertising. We promote our site through print advertising in industry and consumer publications, both through the use of barter arrangements and through traditional advertising expenditures. We have also utilized, and intend to continue to utilize, as appropriate, outdoor media, trade shows, television promotions and public relations. We intend to increase our cash payments in promotion of our site in print publications.

Our online marketing tactics include online sponsorship agreements with well-known companies, as well as banner advertising on various web sites. Our sponsorship agreements include an agreement with VISA pursuant to which the VISA logo and payment option are integrated into fashionmall.com in exchange for a fee and promotion of fashionmall.com by VISA. We also utilize sponsorship advertising on various web sites.

To date, our revenue has primarily come from fees paid by tenants for their inclusion on the fashionmall.com site. However, we also derive revenue from our direct electronic commerce ("e-commerce") sales of apparel and related merchandise through our own outletmall.com online store.

Our outletmall.com property derives revenue from online sales. With this site, we act as the retailer and control the merchandising of products. Our objective for outletmall.com is to offer consumers a variety of brand name merchandise at significant discounts from regular retail prices and to frequently change the merchandise offered to stimulate repeat visits to the site. We purchase excess and liquidation inventory in order to gain a competitive pricing advantage. Merchandise is offered (i) at targeted discounts that increase incrementally or
(ii) at everyday low prices.

We have begun to offer traditional online advertising, banners and buttons on both of our sites as well as on the Stylexperts section on fashionmall.com. Advertising, in this form, allows us the opportunity to generate revenue from clients in non-fashion related categories and to generate additional revenue from the traffic to our sites.

We intend to increase our strategic alliances and our advertising and marketing efforts, to build further brand awareness for the fashionmall.com brand as well as increase traffic to our Website. We believe that these efforts should further increase our existing tenant base and, in turn, create more consumer traffic, additional tenant revenues and e-commerce traffic to the outletmall.com site.

Results of Operations

Quarter Ended September 30, 1999 vs. Quarter Ended September 30, 1998

Site Revenues. Total revenues increased by $236,000, or 36%, to $889,000 in the third quarter of 1999 as compared to $653,000 in the third quarter of 1998. Barter revenue increased by $145,000, to $402,000 in the third quarter of 1999 from $257,000 in the third quarter of 1998. Barter revenue represented 45% and 39% of total revenues for the quarters ended September 30, 1999 and 1998, respectively. The tenant revenue increase was due to new clients of the fashionmall.com model resulting in additional new clients and sponsors and increased rates for space on fashionmall.com based on traffic growth.

Expenses. Total expenses of the business increased from $450,000 in the third quarter of 1998 to $2,091,000 in the third quarter of 1999. During the quarter, we incurred a $106,000 non-cash compensation charge relating to the recognition of the fair value of certain options granted. We will incur future non-cash compensation charges in connection with these options of approximately $110,000 each quarter over the next seven (7) quarters. The remaining increase was due to increased expenditures relating to increased payroll, for technical and site development, increased barter advertising and increased equipment and infrastructure needs.

Site Development, Merchandise and Content. Site development, merchandise and content expenses increased by $80,000, or 83%, to $176,000 in the third quarter of 1999 from $96,000 in the third quarter of 1998. The increase was primarily due to increased payroll for site development related salaries as well as increased costs of content creation and merchandise for our site.

Advertising and Marketing. Advertising and marketing expenses were $992,000 in the third quarter of 1999 as compared to $218,000 in the third quarter of 1998. This increase of $704,000 or 323% is due to increased barter advertising expenses primarily related to increased print advertising on behalf of the fashionmall.com brand, some online banner advertising programs as well as conventional television and magazine advertising. We expect these expenses to continue to grow as we pursue an aggressive growth strategy and aggressively market the fashionmall.com brand through both print and online advertising.

Selling Expenses. Selling expenses increased by $51,000, or 81%, to $114,000 in the third quarter of 1999 from $63,000 in the third quarter of 1998. Selling expenses increased primarily due to increased payroll as we seek to expand our client base. We expect these expenses to grow significantly as we pursue an aggressive growth strategy and hire additional sales personnel.

General and Administrative Expenses. General and administrative expenses increased by $806,000 to $879,000 in the third quarter of 1999 from $73,000 in the third quarter of 1998. During the quarter, we incurred a $106,000 non-cash compensation charge relating to the recognition of the fair value of certain options granted. We will incur future non-cash compensation charges in connection with these options of approximately $110,000 each quarter over the next seven (7) quarters. The remaining increase was primarily due to increased consulting and payroll expenses associated with the management team and additional support staff required by our growth. We expect these expenses to grow substantially as additional personnel are hired and additional expenses are incurred. These increased expenses will relate to growing our business and operating as a public company.

Other Income and Expense. Interest and dividend income and interest expense for the quarters ended September 30, 1999 and 1998 amounted to $705,000 and $(8,000), respectively. During the quarter ended September 30, 1999, interest and dividend income were earned primarily from our cash balances and high quality short-term investments. During the quarter ended September 30, 1998, such amounts were earned from our cash balances.


Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

Site Revenues. Total revenues increased by $1,115,000, or 75%, to $2,609,000 in the nine months ended September 30, 1999 as compared to $1,494,000 in the nine months ended September 30, 1998. Barter revenue increased by $364,000, or 48%, to $1,127,000 in the nine months ended September 30, 1999 from $763,000 in the nine months ended September 30, 1998. Barter revenue represented 43% and 51% of total revenues for the nine months ended September 30, 1999 and 1998, respectively. The revenue increase was new clients of the fashionmall.com model resulting in additional new clients and increased rates for space on fashionmall.com based on traffic growth clients.

Expenses. Total expenses of the business increased from $1,373,000 in the nine months ended September 30, 1998 to $6,752,000 in the nine months ended September 30, 1999. During the nine months ended September 30, 1999, we incurred a $2,903,000 non-cash compensation charge relating to the recognition of the fair value of certain options granted and non-cash interest and financing charges of $668,000 in connection with the Chazen financing. We will incur future non-cash compensation charges in connection with these options of approximately $110,000 each quarter over the next seven (7) quarters. The remaining increase was due to increased expenditures for technical staff, increased barter advertising and increased equipment and infrastructure needs.

Site Development, Merchandise and Content. Site development, merchandise and content expenses increased by $314,000, or 152%, to $520,000 in the nine months ended September 30, 1999 from $206,000 in the nine months ended September 30, 1998. The increase was primarily due to increased payroll for site development related salaries as well as increased costs of content creation and merchandise for our site.

Advertising and Marketing. Advertising and marketing expenses increased by $929,000, or 139%, to $1,597,000 in the nine months ended September 30, 1999 from $668,000 in the nine months ended September 30, 1998. The increase is primarily due to increased barter advertising expenses primarily related to increased print advertising on behalf of the fashionmall.com brand and some online banner advertising programs. We expect these expenses to continue as we pursue an aggressive growth strategy and aggressively market the fashionmall.com brand through both print and online advertising.

Selling Expenses. Selling expenses increased by $69,000, or 40%, to $243,000 in the nine months ended September 30, 1999 from $174,000 in the nine months ended September 30, 1998. Selling expenses remained fairly constant compared to the prior year. We expect these expenses to grow significantly as we pursue an aggressive growth strategy and hire additional sales personnel.

General and Administrative Expenses. General and administrative expenses increased by $4,067,000 to $4,392,000 in the nine months ended September 30, 1999 from $325,000 in the nine months ended September 30, 1998. During the nine months ended September 30, 1999, we incurred a $2,903,000 non-cash compensation charge relating to the recognition of the fair value of certain options granted. We will incur future non-cash compensation charges in connection with these options of approximately $110,000 each quarter over the next seven (7) quarters. The remaining increase was primarily due to increased consulting and payroll expenses associated with the management team and additional support staff required by our growth. We expect these expenses to grow substantially as additional personnel are hired and additional expenses are incurred. These increased expenses will relate to growing our business and operating as a public company.

Other Income and Expense. Interest and dividend income for the nine months ended September 30, 1999 and 1998 amounted to $772,000 and $13,000 respectively. During the nine months ended September 30, 1999, Interest and dividend income were earned primarily from our cash balances and high quality short-term investments. During the nine months ended September 30, 1998, such amounts were earned from our cash balances. During the nine months ended September 30, 1999 and 1998, interest and financing costs were $737,000 and $20,000. During the nine months ended September 30, 1999, the Company incurred non-cash interest and financing charges of $668,000 in connection with the FM/CCP financing and certain transactions made in conjunction with the IPO.


Liquidity and Capital Resources

From inception, we have financed substantially all of our operations from private investment and the proceeds from our IPO. An insignificant portion has been financed with cash generated from operations.

At September 30, 1999, we had cash and cash equivalents on hand of $42,460,000. At December 31, 1998, cash and cash equivalents were $82,000. The increase in funds can be attributed to raising approximately $35 million, net of related expenses, in connection with the Company's IPO, approximately $7.4 million as a result of the Taubman investment and approximately $1 million, net of the promissory note repayment, as a result of the FM/CCP investment.

As part of the Taubman investment, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and one of the leading mall developers in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in our predecessor LLC (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn are convertible into an aggregate of 824,084 common shares and the Warrants can be exercised to purchase 924,898 common shares. The Preferred Stock is convertible until May 26, 2000 at an effective conversion price of $9.00 per share and the exercise price of the Warrants is $13.00 per share. Upon closing of Taubman's investment, we allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, to be allocated to additional paid-in capital upon closing of the IPO and accreted to the book value of the Preferred Stock. The accretion period will be one year, beginning on the date of closing of the IPO. For the three and nine months ended September 30, 1999, we accreted $1,163,000 and $1,938,000 to the book value of the Preferred
Stock. Over the one-year accretion period, earnings per share will be negatively impacted by the beneficial conversion feature amount of $5,040,000. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined our Board of Directors.

As part of the FM/CCP Financing, FM/CCP loaned us $1,000,000 evidenced by a promissory note in the principal amount of $1,000,000, bearing interest at 6% per annum and due on the earlier of the closing of the offering or March 2, 2002. All of such $1,000,000, plus accrued interest, was repaid from the net proceeds of the IPO.

In September 1999, the Company entered into an agreement to purchase software for a total cost of $300,000. The objective of this investment in software is to improve the customer check out procedure and to improve the information flow to our back office and distribution center. As of that date, we had no minimum lease obligations as the operating lease for office space is month to month.

We currently have approximately $256,000 of inventory but may take ownership of an increasing amount of inventory as we expand our online direct sales of apparel and related merchandise through our online stores. As a result, we may be subject to significant inventory risks, which could have a material adverse effect on our business, financial condition and results of operations.

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



Certain Factors That May Affect Future Results

From time to time, information provided by us, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements, which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, potential transactions and other risk factors detailed in the Registration Statement filed on Form SB-2 filed on May 21, 1999, as amended, in this Quarterly Report on Form 10-QSB and in our other Securities and Exchange Commission filings.

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

On March 2, 1999, the Company entered into a consulting agreement ( the "Consulting Agreement") with Jerome M. Chazen. The Consulting Agreement, which expires on the second anniversary of the IPO date, provides that Mr. Chazen shall provide consulting services to the Company aggregating at least 30 hours per month. In addition, Mr. Chazen has agreed to become a Director of the Company. Mr. Chazen will receive an aggregate of $150,000 over the term of the Consulting Agreement plus five year options to purchase an aggregate of 142,5000 shares of common stock at an aggregate price of $150,000 ($1.11 per share). Such options vest and become exercisable (i) 50% upon the consummation of the IPO,
(ii) an additional 16 % on March 2, 2002 and (iii) the balance monthly over the 12-month period commencing March 2, 2002. The Company believes the grant of such options was exempt under Section and/or Rule 701 promulgated there under.

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

On April 22, 1999, as part of the Taubman investment, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and one of the leading mall developers in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in our predecessor LLC (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn are convertible into an aggregate of 824,084 common shares and the Warrants can be exercised to purchase 924,898 common shares. The Preferred Stock is convertible until May 26, 2000 at an effective conversion price of $9.00 per share and the exercise price of the Warrants is $13.00 per share. Upon closing of Taubman's investment, we allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, to be allocated to additional paid-in capital upon closing of the IPO and accreted to the book value of the Preferred Stock. The accretion period will be one year, beginning on the date of closing of the IPO. For the quarter and nine months ended September 30, 1999, the Company accreted $1,163,000 and $1,938,000 to the book value of the Preferred Stock. Over the one-year accretion period, earnings per share will be negatively impacted by the beneficial conversion feature amount of $5,040,000. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined our Board of Directors.

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

On May 21, 1999, in connection with the Company's initial public offering, a Registration Statement on Form SB-2 was declared effective by the Securities and Exchange Commission, pursuant to which 3,000,000 shares of Common Stock were offered and sold for the account of the Company at a price of $13 per share, generating gross proceeds of $39 million. The managing underwriters were Gruntal & Co., LLC and First Security Van Kasper. After deducting underwriting commissions and discounts of $3,120,000 and other related expenses of approximately $1 million, the net proceeds to the Company were approximately $35 million. The proceeds are invested in highly rated short-term investment securities. A portion of the proceeds was used to repay the outstanding $1 million promissory note and to repay approximately $300,000 to related parties for deferred compensation and loans outstanding.

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

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8 - K

(a)    The following exhibit is included herein:

           Exhibit 27 - Financial Data Schedule

(b)    Reports of Form 8-K

           The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                              fashionmall.com, Inc.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  fashionmall.com, Inc.
                                  (Registrant)

                                  By:


Date:  November 22, 1999          /S/  BENJAMIN NARASIN
       -----------------          ----------------------------------------------
                                  Benjamin Narasin
                                  Chairman of the Board, Chief Executive Officer
                                  and President