Form 10QSB/A
period 1999-09-30
FASHIONMALL COM INC
filed 1999-11-23
CIK 1081202

================================================================================

                                  FORM 10-QSB/A

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

The following table sets forth the computation of pro-forma basic and diluted earnings per share:

                                         Three Months Ended September 30           Nine Months Ended September 30
                                      ---------------------------------------   --------------------------------------
                                            1999                 1998                 1999               1998
                                      ------------------    -----------------   ------------------  ------------------
Numerator:
   Net (loss) income                  $       (497,000)     $        195,000    $    (4,108,000)    $       114,000
   Accretion of beneficial
     conversion feature of
     convertible preferred stock            (1,163,000)                   --         (1,938,000)                 --
                                      ------------------    -----------------   ------------------  ------------------

Net (loss) income available to
   common shareholders                $     (1,660,000)     $        195,000    $    (6,046,000)    $       114,000
                                      ==================    =================   ==================  ==================

Denominator:
   Basic and diluted weighted-
      average shares outstanding             7,500,000             4,500,000          5,833,333           4,500,000
                                      ==================    =================   ==================  ==================
   Basic and diluted earnings per
      common share                    $          (0.22)     $           0.04    $         (1.04)    $          0.03
                                      ==================    =================   ==================  ==================
   Pro-forma basic and diluted
      weighted average shares
      outstanding                            7,500,000             4,500,000          5,833,333           4,500,000
                                      ==================    =================   ==================  ==================
   Pro-forma basic and diluted
      earnings per common share       $          (0.22)     $          0.02     $         (1.04)    $          0.01
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

Advertising and Marketing. Advertising and marketing expenses were $922,000 in the third quarter of 1999 as compared to $218,000 in the third quarter of 1998. This increase of $704,000 or 323% is due to increased barter advertising expenses primarily related to increased print advertising on behalf of the fashionmall.com brand, some online banner advertising programs as well as conventional television and magazine advertising. We expect these expenses to continue to grow as we pursue an aggressive growth strategy and aggressively market the fashionmall.com brand through both print and online advertising.

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


Date:  November 23, 1999          /S/  BENJAMIN NARASIN
       -----------------          ----------------------------------------------
                                  Benjamin Narasin
                                  Chairman of the Board, Chief Executive Officer
                                  and President