Form 10KSB
period 1999-12-31
FASHIONMALL COM INC
filed 2000-04-07
CIK 1081202

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 0-26151

                              fashionmall.com, Inc.

                 (Name of small business issuer in its charter)


                Delaware                                06-1544139
---------------------------------------  ---------------------------------------
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)


                               575 Madison Avenue
                               New York, NY 10022
                                 (212) 891-6064
--------------------------------------------------------------------------------
(Address, zip code and telephone number of issuer's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
           Title of Each Class                     on Which Registered
---------------------------------------  ---------------------------------------
                  NONE                                    NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's revenues for its most recent fiscal year ended December 31, 1999 were $3,690,000.

The aggregate market value of the voting and non-voting common stock held by non-affiliates at March 20, 2000 was $14,425,875.

The number of shares of common stock outstanding as of March 20, 2000 was 7,500,000.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 5(d) of the Exchange Act after the distribution of securities under a plan confirm by a court. Yes [X] No [ ]

================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
================================================================================

                                     Part I

         This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of fashionmall.com, Inc. (together with its subsidiaries, the "Company"). Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Management's Discussion and Analysis and "Description of Business" identifies important factors that could cause or contribute to such differences. See "Description of Business --Cautionary Statements Regarding Forward-Looking Statement"continued in Item 6 of this Report.

Item 1.  Description of Business.

         We engage in the business, via the fashionmall.com web site, of marketing, promoting and advertising fashion apparel and related accessories to the public on the Internet. We combine an online shopping mall with fashion content to provide a centralized site for manufacturers, retailers, magazines and catalogs to advertise, display and sell their product lines.

         Pursuant to its initial public offering ("IPO") completed on May 21, 1999, IFM changed its name to fashionmall.com, Inc. ("fashionmall.com" or the "Company"). In connection with the IPO and immediately prior thereto, the existing members of IFM contributed all of their membership interests in IFM in exchange for 4.5 million shares of common stock of the Company. On May 21, 1999, the Company completed its IPO of 3.0 million shares of its common stock. The IPO resulted in net proceeds, after related expenses, of approximately $35 million.

         Our principal executive offices are located at 575 Madison Avenue, New York, New York 10022, and the telephone number is (212) 891-6064.

Overview

         fashionmall.com's web site, www.fashionmall.com, is a vertical portal for the category of "fashion". fashionmall.com defines fashion as apparel, accessories, footwear, beauty products, eyewear, jewelry, watches, home furnishings and related lifestyle products and accessories. We combine the concept, directed to the consumer, of an online shopping mall with fashion content and shopping assistance merchandized from its multiple clients to provide a centralized site for manufacturers, retailers, catalogs, e-commerce sites and magazines to advertise, display and sell their product on the web.

Business objectives and strategies

         Our objective is to be the primary vertical portal for fashion on the Internet.

         In order to achieve this objective, we intend to:

         - increase brand awareness and site traffic;

         - expand the tenant base;

         - convert traffic into tenant fees;

         - convert traffic into incremental advertising and sponsorship revenues;

         - initiate a data aggregation and utilization strategy; and

         - create customer loyalty and retention.

Increase brand awareness and traffic

         We believe that continuing to build awareness of the fashionmall.com brand is key in our effort to be the premier site for fashion/apparel on the Internet. To accomplish this goal, we are focused on building traffic by utilizing both traditional off-line advertising and on-line marketing. In 1999, a significant expense was the marketing and advertising of the fashionmall.com brand and site.

On-line advertising

         We utilize various on-line marketing techniques to increase traffic to our vertical portal, including ad banners, buttons, sponsorships, content integration, affiliate networks and e-mail marketing.

Off-line advertising

         We utilize numerous off-line marketing techniques to increase brand recognition and brand trust, including print advertising, cooperative advertising, outdoor advertising, spot television, trade show promotions and a variety of alternative approaches such as printed coffee cups in New York city restaurants and digital billboards in gift shops.

         Although barter has declined significantly as a percentage of both revenue and expense from 1999 to 1998, we have continued to obtain some print advertising through barter arrangements. fashionmall.com provides promotional space for magazines on the site in exchange for advertising in their print publications. In 1999, we placed approximately $1,100,000 worth of advertising through barter.

Expansion of our tenant base

                  We believe we have assembled a collection of well-recognized brand name tenants. To accomplish our goal of being the preeminent fashion/apparel destination on the Internet, we intend to continue to add to our tenant roster through our dedicated sales force, which has grown from two individuals immediately following our IPO to ten at the end of 1999.

                  fashionmall.com drives traffic to tenants representing a variety of types of companies including: (i) manufacturers/brands, (ii) retailers, (iii) catalogs, (iv) e-commerce sites and (v) magazines. As fashionmall.com's brand and site recognition and traffic continues to increase, we believe that we will be able to attract additional companies as tenants.

     Manufacturers/brands. Many of our tenants are the manufacturer, supplier and/or retailer of brands of apparel, accessories, footwear and beauty merchandise. Tenants lease space on fashionmall.com to drive traffic to their free-standing web sites where they market, advertise and sell merchandise to the consumer.

     Catalogs. Catalog companies with freestanding web sites also lease space on fashionmall.com's site to drive targeted traffic to their web sites. We have recently added a dedicated account executive to focus on the catalog market, as we believe this category can represent opportunities for additional tenants.

     Retailers. Retailers have become a much more significant component of our client base. As with the other categories of tenants, these clients buy space on fashionmall.com to drive traffic to their own dedicated web sites.

     E-Commerce sites. One of our largest areas of growth has come from new companies that are web-based e-retailers. On-line retailers understand the necessity of driving traffic to their sites and have responded favorably to the new fashionmall.com "cost per click" model (see below). Examples of new clients in this category include Ashford.com, Sephora.com, Fogdog.com, Miadora.com and TheWeddingList.com.

     Magazines. Fashion trade, consumer and consumer lifestyle magazines use fashionmall.com's web site to promote their own publication, solicit additional advertising, deliver value back to advertisers and solicit subscriptions to their publications. Magazine tenants generally display articles, or portions of articles, highlighted as teasers to induce the consumer to subscribe to their magazine and/or advertising.

Conversion of traffic into tenant fees

         We intend to leverage the strength of our traffic and brand to drive revenue growth. In the fourth quarter of fiscal 1999, we shifted our standard tenancy model to a "cost per click" revenue model, whereby our clients pay us fees based on the amount of traffic we deliver to their site. fashionmall.com visitors are linked to the client's freestanding web site through various directories and indexes and we are paid for the delivery of that traffic whether or not the visitors makes a purchase during that specific visit. We have phased out third party site development and back end e-commerce management functions, which provided lower margins as it required higher overhead and support expense. We are currently focused on the traffic aggregation and delivery business. This strategy will also apply to Outletmall.com as well, which we are migrating from a direct e-commerce retailer into a traffic aggregation and delivery model aligned with our core fashionmall.com business. Outletmall.com will become an additional vertical portal for us which will lease space to manufacturers, retailers and catalogs that sell off-price clearance and end-of-run merchandise or have a dedicated clearance section on their web sites. We will be discontinuing the low margin business of e-retailing and solidify our focus entirely within the vertical portal marketplace.

         We have also begun to offer traditional banner and sponsorship advertising sales. Traditional site advertising will be offered on a industry standard CPM (Cost per thousand impressions) model based on the amount of exposure delivered to the various ads.

Customer loyalty and retention

         Since our IPO, we have has increased our focus and investment in creating loyalty and retention programs to encourage return traffic from site visitors. We launched fashionmall.com Points, an on-line loyalty program to accumulate points to reward visitors for activities on the site. These points can be converted to merchandise or other rewards. We will continue to build on this strategy to increase (i) return traffic to the site, (ii) accumulate information on our visitors for our database, and (iii) build our e-mail database.

         We have initiated a direct e-mail marketing and profiling campaign at the end of 1999 and are focusing on building a meaningful e-mail database of our visitors. E-mail registrants receive a weekly e-mail of client product offerings and specials. We integrate click through client offerings into e-mails to generate revenue, and, as we build the database of information on visitors, we intend to offer promotions to the consumer and offer visitor profiles to our clients.

         We will continue to improve the functionality of the site for visitors and to better understand the needs and desires of those visitors. Beyond merely retaining traffic to our site and building a meaningful competitive barrier, we believe the data mining opportunity has the potential of becoming a more significant revenue opportunity.

Provide compelling and convenient shopping experience

         We will continue to enhance the value and convenience of fashionmall.com's aggregated selection of vendors through a variety of means. We intend to achieve this through investment in new technology as well as by offering superior customer service. An example, which is currently in development, is our Universal Shopping Basket. In addition, fashionmall.com delivers value to our visitors and tenants through our investment in editorial and advertorial resources and the resulting contextual selling content provided.

         Universal Shopping Basket (USB): We are currently developing a fashionmall.com basket that will allow our visitors to register once with a central profile. This profile will be used throughout our site or our client's sites without re-entering the same personal information at each site. We intend to pass the data seamlessly to client sites as well as retain all user information centrally on the fashionmall.com site. Users will be able to aggregate merchandise from all our client sites in one master basket.

         This feature will increase consumer retention through timesavings and improve overall functionality and ease of use. fashionmall.com can reward purchasing from all sites with fashionmall.com Points which can be redeemed for merchandise. In addition, this function will allow us to accumulated data on purchases and behavior. This data can then be used to enhance the customer experience, improve client targeting, and create new revenue opportunities.

         We strive to offer our visitors entertaining and informative content, including fashion articles covering news, trends and guides related to our tenant offerings as well as other fashion/apparel related features which will assist in their purchasing decisions. Our staff reviews client sites looking for trends and special features which are then highlighted to lead the consumer directly to the vendor or product creating additional sales opportunities for our clients and click through revenue for us.

Personalized services

         As we continue to accumulate consumer data, our goal is to capitalize on the unique capabilities of the Internet to maximize consumer buying potential. We have started this process by identifying, through a questionnaire, the unique interests of our visitors. As data is accumulated on our users, we intend to be able to assist tenants to customize offerings on their site to efficiently flow traffic to the most relevant vendor for that customer. We expect this flow of information to increase our click through revenue.

         We believe that a strong understanding of our consumer demographics and purchasing habits is a key element for the successful merchandising and marketing of vendors, products and content. We intend to accumulate demographic information from our customer base by requesting certain information when a customer registers and by collecting data based on purchasing and browsing behavior. Collecting such demographic consumer data will permit us to target promotional e-mail directly to customers or to sell sponsorships of those e-mails to advertisers and catalog companies. We continually monitor issues related to the protection of consumer privacy on the Internet. Developments in this area may have a significant impact on our ability to pursue this path of expansion.

Competition

         We compete with other web sites, including, in particular, apparel shopping areas of Internet portals, for Internet advertisers' and e-commerce marketers' dollars. The number of these web sites has increased significantly and we expect such competition to continue to increase because there are no substantial barriers to entry into our market. Competition may also increase as a result of ongoing industry consolidation.

         Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

Technology

         We use both commercially available software, as well as our own proprietary software. Our systems combine our proprietary technologies and commercially available licensed technologies. Our current strategy is to license commercially available technology to augment internally developed solutions. Like other Internet sites, our sites have, from time to time, experienced interruption and outages. The uninterrupted operation of our site on the Internet is essential to our business, and it is the job of our site operations staff to ensure, to the greatest extent possible, the reliability of these systems.

Trademarks and patents

         Our performance and ability to compete are dependent to a significant degree on our proprietary knowledge. We regard our copyrighted material, domain names, trade secrets and similar intellectual property as important, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have registered the domain names "fashionmall.com" and "Outletmall.com." There can be no assurance that we will be able to secure significant protection for these names and our other proprietary information. Other than our registration of the domain names, we do not have any other protection for the "fashionmall.com" or "Outletmall.com" name. We do not believe that we or anyone else can obtain protection for such names in the United States. It is possible that competitors or others will adopt product or service names similar to "fashionmall.com" or "Outletmall.com", thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect the names "fashionmall.com" and "Outletmall.com" adequately could have a material adverse effect on us.

Government regulation

         We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.

Employees

         At March 20, 2000, we employed 43 employees as compared to prior to our IPO when we employed 24. The additional personnel, including management, sales, merchandising, technical and business development personnel were hired to help facilitate our growth. In order to attract qualified personnel, we have offered incentives such as stock options, stock awards and additional non-cash compensation. We will continue to evaluate personnel needs on an ongoing basis and will add additional personnel as necessary. None of our employees are represented by a labor union, and we consider employee relations to be satisfactory.

Item 2.  Description of Property.

         We maintain our executive offices in approximately 7,500 square feet of space in New York, New York pursuant to a lease with Richard A. Eisner & Company, LLP ("RAE"), one of our former principal stockholders, expiring in May 2000 at which time we plan to renew. Monthly lease payments are approximately $30,000 per month.

Item 3.  Legal Proceedings.

           We are not a party to any material legal proceedings. In our normal course of business we may be subject to certain litigation. In the opening of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of Stockholders during the fourth quarter of the fiscal year ended 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Common Stock commenced trading on the Nasdaq National Market on May 21, 1999 under the symbol "FASH." The following table sets forth, for the fiscal periods indicated, the high and low bid prices of our Common Stock as reported by the Nasdaq National Market for periods on and subsequent to May 21, 1999. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                  High      Low
                                                                  ----      ---

Fiscal Year 1999

         Quarter ended June 30, 1999..........................   $15.88    $6.38
         Quarter ended September 30, 1999.....................   $12.25    $5.00
         Quarter ended December 31, 1999......................   $ 8.25    $4.19

As of March 20,1999, there were approximately 84 holders of record of the Common Stock.

     We have not paid dividends on the Common Stock since inception and do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to retain earnings, if any, for the development of our business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements, financial position of the Company, general

s

economic conditions, and other factors the Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto.

     All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth under the caption "Cautionary Statements Regarding Forward-Looking Statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements speak only as of the date made.

Overview

         Our web site, www.fashionmall.com, is a vertical portal for the category of "fashion". fashionmall.com defines fashion to include apparel, accessories, footwear, beauty products, eyewear, jewelry, watches, home furnishings and related lifestyle products and accessories. We have combined the concept of an online shopping mall with fashion content to provide a centralized site for manufacturers, retailers, catalogs, e-commerce sites and magazines to advertise, display and sell their product lines on the web.

         We intend to continue to develop strategic alliances and advertising and marketing efforts, to build further brand awareness for the fashionmall.com brand as well as increase traffic to our website. We believe that these efforts will further enhance the existing tenant base and, in turn, create more consumer traffic and additional tenant revenues.

         In January 2000, the Emerging Issue Task Force of the Financial Accounting and Standards Board reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions," which changed the method by which barter revenues can be recognized as revenue. Barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue received by the seller of the advertising for similar advertising sold as a cash transaction. Revenue from barter transactions amounted to $1,282,000 and $1,055,000 for the years ended December 31, 1999 and 1998, respectively. On a pro forma basis, revenue from barter transactions for the year ended December 31, 1999 would have been $852,000 had the pronouncment been in effect earlier.

Results of Operations

Year Ended December 31, 1999 vs. Year Ended December 31, 1998

         Site Revenues. Total revenues increased by $1,635,000 or 80% to $3,690,000 for the year ended December 31, 1999 as compared to $2,055,000 for the year ended December 31, 1998. Barter revenue increased by $227,000 or 21 % to $1,282,000 for the year ended December 31, 1999 from $1,055,000 for the year ended December 31, 1998. Barter revenue represented 35% and 51% of total revenues for the years ended December 31, 1999 and 1998, respectively. The revenue increase was due to increased industry acceptance of the fashionmall.com model resulting in additional new clients and increased rates for space on fashionmall.com based on traffic growth.

         Expenses. Total expenses of the business increased by $8,640,000 or 423% to $10,684,000 for the year ended December 31, 1999 from $2,044,000 for the year ended December 31, 1998. During the year ended December 31, 1999, we incurred certain non-cash, one-time charges relating to the IPO as follows: general and administrative expense relating to the Chazen options for $1,291,000, general and administrative expense for options issued to employees in the second quarter ended June 30, 1999 in the amount of $1,662,000, and other expense for financing and interest cost of $737,000 in connection with the Chazen financing. The total amount of these transactions for the year ended December 31, 1999 was $3,690,000. We will incur addition future non-cash compensation charges in connection with the Chazen options of approximately $110,000 over each of the next six (6) quarters. The remaining increase was due to increased expenditures for technical staff, advertising, equipment and infrastructure development to support the growth of our business.

         Site Development, Merchandise and Content Expense. Site development, merchandise and content expenses increased by $342,000 or 126% to $612,000 for the year ended December 31, 1999 from $270,000 for the year ended December 31, 1998. The increase was primarily due to increased payroll costs for site development related salaries, increased costs of content creation and the purchase of merchandise for Outletmall.com.

         Advertising and Marketing Expense. Advertising and marketing expenses increased by $2,701,000 or 245% to $3,805,000 for the year ended December 31, 1999 from $1,104,000 for the year ended December 31, 1998. The increase is primarily due to increased print, outdoor and other advertising on behalf of the fashionmall.com brand as well as online banner advertising programs. We expect these expenses to continue as we pursue our growth strategy and market the fashionmall.com brand through both traditional and online advertising.

         Selling Expenses. Selling expenses increased by $132,000 or 51% to $389,000 for the year ended December 31, 1999 from $257,000 for the year ended December 31, 1998. The selling expense increases primarily due to the increase of our sales force. We expect these expenses to continue to increase as we pursue our growth strategy and hire additional sales personnel.

         General and Administrative Expenses. General and administrative expenses increased by $5,465,000 or 1323% to $5,878,000 for the year ended December 31, 1999 from $413,000 for the year ended December 31, 1998. During the year ended December 31, 1999, we incurred certain non-cash, one-time charges relating to the IPO. These charges include an expense relating to the Chazen options for $1,291,000 and an expense for options issued to employees in the second quarter ended June 30, 1999 in the amount of $1,662,000. The total amount of these transactions for the year ended December 31, 1999 was $2,953,000. We will incur additional non-cash compensation charges in connection with the Chazen options of approximately $110,000 over the next six (6) quarters. The remaining increase was primarily due to increased consulting and payroll expenses associated with the management team and additional support staff required by our growth. We expect these expenses to increase substantially as additional personnel are hired and additional expenses are incurred. These increased expenses will relate to growing our business and operating as a public company.

         Other Income and Expense. Interest and dividend income increased by $1,430,000 or 47,667% to $1,433,000 for the year ended December 31, 1999 from
$3,000 for the year ended December 31, 1998. During the year ended December 31, 1999, such amounts were earned primarily from our cash balances and short-term investments. The increase in funds can be attributed to raising approximately $35,000,000, net of related expenses, in connection with the IPO, approximately $7,400,000 as a result of the Taubman investment and approximately $1,000,000, net of the promissory note repayment, as a result of the FM/CCP investment. Interest and financing costs increased by $717,000 or 3,585% to $737,000 for the year ended December 31, 1999 from $20,000 for the year ended December 31, 1998. During the year ended December 31, 1999, we incurred non-cash interest and financing charges of $737,000 in connection with the FM/CCP financing and certain transactions made in conjunction with the IPO.

Year Ended December 31, 1998 vs. Year Ended December 31, 1997

Site Revenues. Total revenues increased by $802,000, or 64%, to $2,055,000 for the year ended December 31, 1998, as compared to $1,253,000 for the year ended December 31,1997. Barter revenue increased by $321,000, or 44%, to $1,055,000 for the year ended December 31, 1998, as compared to $734,000 for the year ended December 31, 1997. The increase was due to increased industry acceptance of the fashionmall.com model resulting in additional new clients and increased rates for space on fashionmall.com based on traffic growth.

Expenses. Total expenses of the business increased from $1,251,000 in the year ended December 31, 1997 to $2,044,000 for the year ended December 31, 1998. The increase was due to increased expenditures for technical staff, increased barter advertising and increased equipment and infrastructure needs. We capitalize costs incurred in the process of creating software for site use. The capitalized software costs are amortized on a straight-line basis over the estimated useful life of two years. At December 31, 1998, approximately $67,000 of capitalized software costs have been incurred; prior to 1998, such costs were not material. Amortization expense for the year ended December 31, 1998, was $9,000 and is included in general and administrative expenses.

Site Development, Merchandise and Content Expense. Site development, merchandise and content expenses increased by $120,000, or 80%, to $270,000 for the year ended December 31, 1998, as compared to $150,000 for the year ended December 31, 1997. The increase was primarily due to increased payroll for site development related salaries as well as increased costs of content creation and merchandise for our web site.

Advertising and Marketing Expense. Advertising and marketing expenses increased by $408,000, or 59%, to $1,104,000 for the year ended December 31, 1998, as compared to $696,000 for the year ended December 31, 1997. The increase was primarily due to increased barter advertising expense primarily related to increased print advertising on behalf of the fashionmall.com brand and some online banner advertising programs. We expect these expenses will continue to increase significantly as we pursue a growth strategy and market the fashionmall.com brand through both print and online advertising.

Selling Expenses. Selling expenses increased by $135,000, or 111%, to $257,000 for the year ended December 31, 1998, as compared to $122,000 for the year ended December 31, 1997. The increase was primarily due to increased salaries for sales staff. We expect these expenses will continue to increase significantly, as we pursue an aggressive growth strategy and hire additional sales personnel.

General and Administrative Expenses. General and administrative expenses increased by $130,000, or 46%, to $413,000 for the year ended December 31, 1998, as compared to $283,000 for the year ended December 31, 1997. The increase was primarily due to increased payroll expenses associated with the management team and additional support staff required by our growth. We expect these expenses to increase as additional personnel are hired and additional expenses are incurred. These increased expenses will relate to growing our business and operating as a public company.

Liquidity and Capital Resources

         From inception, we have financed substantially all of our operations from private investment and the proceeds from our IPO. A lesser portion has been financed with cash generated from operations.

         As of December 31, 1999, the Company had cash, cash equivalents and marketable securities on hand of $41,566,000. Of this amount, the cash and cash equivalents portion was $34,114,000 and the marketable securities portion was $7,452,000. As of December 31, 1998, cash, cash equivalents and marketable securities were $82,000. The increase in funds can be attributed to raising approximately $35,000,000, net of related expenses, in connection with the our IPO, approximately $7,400,000 as a result of the Taubman investment and approximately $1,000,000, net of the promissory note repayment, as a result of the FM/CCP investment. We expect that our current cash position without taking revenues into account will be sufficient to meet our cash requirements for at least the next two years.

         Net cash used in operating activities was $644,000 for the year ended December 31, 1999 as compared to net cash provided by operating activities of $2,000 for the year ended December 31, 1998. Net cash used in operating activities for the year ended December 31, 1999 was primarily due to increased consulting and payroll expenses associated with the management team and additional support staff required by our growth as well as increased expenditures for advertising, equipment and infrastructure development.

         Net cash used in investing activities was $7,903,000 for the year ended December 31, 1999 as compared to net cash used in investing activities of $61,000 for the year ended December 31, 1998. Net cash used in investing activities for the year ended December 31, 1999 was due to an investment in marketable securities and the purchase of software, property and equipment. Net cash used in investing activities for the year ended December 31, 1998 was primarily due to costs associated with the development of software.

         Net cash provided by financing activities was $42,579,000 for the year ended December 31, 1999 as compared to net cash provided by financing activities of $61,000 for the year ended December 31, 1998. Net cash provided by financing activities for the year ended December 31, 1999 was primarily due to the proceeds received from the Company's IPO and the Taubman Investment. Net cash provided by financing activities for the year ended December 31, 1998 was due to proceeds from the repayment of loans.

         As part of the Taubman investment, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and a mall developer in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in our predecessor LLC (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn is convertible into an aggregate of 824,084 common shares and warrants that can be exercised to purchase 924,898 common shares. The Preferred Stock is convertible into 824,084 shares of common stock for one year beginning on May 26, 2000 at an effective conversion price of $9.00 per share and the exercise price of the warrants is $13.00 per share. Upon closing of Taubman's investment (the "Taubman Investment"), we allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, to be allocated to additional paid-in capital and accreted to the book value of the Preferred Stock. The accretion period will be one year, which began on May 26, 1999. For the year ended December 31, 1999, we accreted $3,101,000 to the book value of the Preferred Stock. Over the one-year accretion period, earnings per share will be negatively impacted by the beneficial conversion feature amount of $5,040,000. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined our Board of Directors.

         We have approximately $191,000 of inventory which is net of a $100,000 reserve. We have curtailed purchases of inventory as Outletmall.com migrates from a direct e-commerce retailer into a traffic aggregation and delivery model aligned with our core vertical portal business model.

Risk factors

Cautionary Statements Regarding Forward-Looking Statements.

         Statements in this Annual Report on Form 10-KSB under the captions "Description of Business," "Management's Discussion and Analysis," and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Form 10-KSB under the caption "Risk Factors," that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements with the terms "believes," "belief," "expects,"

"plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Form 10-KSB.

We are an early stage company with a limited operating history, and we expect to encounter risks frequently faced by early-stage companies in new and rapidly evolving markets.

         We were founded in 1994 and fashionmall.com was launched in July 1995 and incorporated on February 26, 1999. Accordingly, we have a limited operating history upon which the business can be evaluated. In order to be successful, we must attract more traffic to fashionmall.com and generate significant tenant fees and advertising and sponsorship revenues. However, as an early stage company in a new and rapidly evolving market like the Internet, numerous risks and uncertainties exist. Some of these risks and uncertainties relate to our ability to:

     - develop further fashionmall.com awareness and brand loyalty;

     - attract a larger audience to, and increase frequency of use of, fashionmall.com's web site;

     - increase customer acceptance of the online purchase of apparel and related merchandise through our client's sites;

     - generate increased revenues through our web site from consumers, apparel manufacturers and retailers and other commercial vendors;

     - generate significant revenues from tenant fees, advertising and sponsorship;

     - anticipate and adapt to the changing market for Internet services;

     - respond to actions taken by our competitors;

     - manage our growth effectively;

     - increase and/or maintain our internal sales and merchandising force;

     - implement our advertising and marketing strategies;

     - develop and renew strategic relationships;

     - attract, retain and motivate qualified personnel;

     - offer content on our web site that is attractive to our visitors;

     - continue to upgrade and enhance our technologies and services to accommodate expanded service offerings and increased consumer traffic; and

     - integrate acquired businesses, technologies and services.

         We may not be successful in accomplishing any or all of these objectives, and cannot be certain that the current level of revenues from our present operations will be maintained.

         Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We expect losses from operations, and future profitability remains uncertain.

         Our ability to generate significant revenue is uncertain and we have incurred substantial costs to create, launch and enhance fashionmall.com, to build brand awareness and to grow our business. As of December 31, 1999, our accumulated deficit was $9,102,000. We incurred a loss from operations in fiscal 1999 of $6,978,000 and had income from operations in fiscal 1998 of $11,000. We expect losses from operations and negative cash flows for the foreseeable future because we plan to incur significant expenses as we expand our advertising and marketing programs, continue to develop and extend the fashionmall.com brand, hire more management, sales and other personnel, expand our infrastructure and data collection capabilities and we seek to acquire complementary businesses and technologies. If revenues do not increase and if spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if profitability is achieved, we may not sustain or increase profitability on a quarterly or annual basis in the future. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We have experienced strains on our management because of past rapid growth, and there are continued risks associated with our ability to manage our growth.

     Our ability to implement our business strategy in a rapidly evolving market requires effective planning and management oversight. The anticipated future operations will continue to place a significant strain on management, sales personnel, information systems and resources. To manage the expected growth of operations and personnel, we will be required to improve existing and implement new operational and financial systems, procedures and controls, and to expand, train and manage our limited employee base on a timely basis. Further, we will be required to maintain and expand our relationships with various manufacturers, retailers, Internet and other online service providers and other third parties necessary to our business. We will need to hire and retain highly skilled personnel to manage our expected growth. In addition, the current low price of our stock price could inhibit our efforts to attract highly qualified personnel. Our inability to manage our growth effectively would have a material adverse affect on our business, results of operations and financial condition. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business-- Employees."

     The loss of the services of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could seriously harm our business.

     Our future success depends, in part, on the continued services of our senior management, particularly Benjamin Narasin, our President and Chief Executive Officer. It is also critical for us to be able to retain and motivate key employees. The loss of the services of Mr. Narasin or any key employee would have a material adverse effect on the business, results of operations and financial condition. Except for Mr. Narasin, none of our officers or key employees is currently bound by an employment agreement for any specific term. Our relationships with these officers and key employees can be terminated at any time. Our future success also depends on the ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot be certain that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our inability to do so could have a material adverse effect on our business, results of operations and financial condition. Please see "Description of Business-- Employees" and "Management."

     Our operating results are volatile, which could affect our and your ability to predict our operating results for any given period and could also affect our market price.

     You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock is likely to fall. We expect quarterly operating results to vary significantly in the future due to a variety of factors, many of which are outside of our control. These factors include:

     - the demand for marketing on the Internet in general or on fashionmall.com in particular;

     - traffic levels on fashionmall.com and on other web sites that refer consumers to fashionmall.com's web site;

     - the ability to attract and retain tenants and advertising partners;

     - the announcement or introduction of new or enhanced sites, services and products by us or our competitors;

     - the ability to attract and retain qualified personnel in a timely and effective manner;

     - acceptance by consumers and companies of the Internet for apparel and fashion-related products and advertising;

     - the ability to maintain and implement strategic alliances and relationships with manufacturers, retailers, magazines, catalogs, high-traffic web sites and portals and other third parties;

     - changes in tenant fees resulting from competition or other factors;

     - technical difficulties or system downtime affecting the Internet or the operation of fashionmall.com;

     - the amount and timing of our costs related to advertising and marketing efforts, sales and other initiatives and the timing of revenues generated from such activities;

     - fees that may need to be paid for distribution or content or other costs that may be incurred as operations are expanded;

     - changes in state and federal government regulations and their interpretations, especially with respect to the Internet;

     - costs related to possible acquisitions of businesses, technologies and services; and

     - general economic conditions and those conditions that specifically affect the Internet and Internet services.

     As we expect to be substantially dependent on revenues from tenant fees and advertising for the foreseeable future, quarterly revenues are likely to be particularly affected by traffic levels on fashionmall.com. Our operating expenses are based on expectations of future traffic levels and revenues and are relatively fixed in the short term. In particular, we have significantly expanded the internal sales and merchandising force since the IPO. In addition, in order to build brand awareness of fashionmall.com, we have significantly increased the advertising and marketing budget since the IPO. Traffic levels and revenues are difficult to forecast accurately and therefore we may be unable to adjust spending quickly enough to offset any unexpected shortfall. If a greater than expected shortfall occurs in revenues in relation to our expenses, then the business, results of operations and financial condition would be materially and adversely affected. This could affect the market price of our common stock.

     Traffic levels on web sites may fluctuate on a seasonal basis, which could result in a decrease in user traffic on fashionmall.com during certain periods. Seasonal or other patterns may develop in the industry which can effect our quarterly revenue within a year. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We expect to incur significant costs developing our brand.

     To be successful, we must continue to build brand identity of fashionmall.com. To build brand identity, which may be particularly critical for Internet companies, we must succeed in marketing efforts, provide high-quality services and increase traffic to fashionmall.com. If marketing efforts are unsuccessful or if we cannot increase brand awareness, the business, financial condition and results of operations would have an adverse material effect. We have significantly increased spending on advertising and marketing since the IPO and these expenses are currently the single largest cash expense. It may be necessary to further increase the financial commitment to creating and maintaining a strong brand name among consumers. If excessive expenses are incurred in the attempt to promote and maintain fashionmall.com, the business, results of operations and financial condition could be materially adversely affected. Please see "Description of Business--Business Strategy."

If Internet usage decreases as a result of declines in user confidence in the integrity of the Internet, our business could be materially adversely affected.

     Our future success is substantially dependent on the continued growth in the use of the Internet. The Internet is relatively new and is rapidly evolving. Our business would be adversely affected if Internet usage does not continue to grow. Internet usage may be inhibited for a number of reasons, such as:

     - the Internet infrastructure may not be able to support the demands placed on it, or its performance and reliability may decline as usage grows;

     - security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit card numbers, and attempts by unauthorized computer users, commonly referred to as hackers, to penetrate online security systems; and

     - privacy concerns, such as those related to the placement by web sites of certain information to gather user information, known as "cookies," on a user's hard drive without the user's knowledge or consent.

We may not be able to adapt to rapidly changing technologies, or we may incur significant costs in doing so.

     Our market is characterized by rapidly changing technologies, evolving industry standards, frequent new service introductions and changing customer demands. To be successful, we must adapt to a rapidly evolving market by continually enhancing our web site and introducing new services to address our customers' changing demands. We may use new technologies ineffectively or we may fail to adapt our web site, transaction-processing systems and network infrastructure to customer requirements, competitive pressures or emerging industry standards. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these or other changes affecting providers of Internet services. The business, results of operations and financial condition could be an adverse material affected if we incurred significant costs to adapt, or cannot adapt, to these changes. Due to the rapidly changing nature of the Internet business, we may be subject to risks, now and in the future, of which we are not currently aware.

Decreased use of the Internet as an advertising medium may have a material adverse effect on our results of operations.

     The Internet advertising market is new and rapidly evolving, and will be difficult to gauge its effectiveness as compared to traditional advertising media. We are increasingly relying on online to attract users to fashionmall.com's web site. We currently expect for the foreseeable future to generate a significant portion of revenues from advertising in the form of tenant fees. Tenant fees are fees paid by vendors for inclusion on fashionmall.com. Results of operations may be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected. Most of our current or potential advertising and e-commerce partners have little or no experience using the Internet for advertising purposes, and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Such customers may find Internet advertising to be less effective than traditional advertising media for promoting their products and services. No standards have been widely accepted to measure the effectiveness of Internet advertising or to measure the demographics of a company's user base. If such standards do not develop, advertisers may not advertise on the Internet. We are currently implementing additional systems designed to track and mine usage patterns of visitors to fashionmall.com's web site. The ability to implement these systems may be affected, among other matters, by concerns about Internet privacy. If these systems are not implemented successfully, it may be difficult to accurately evaluate these usage patterns. Advertisers and e-commerce marketers may choose not to advertise on fashionmall.com or may pay less for advertising on fashionmall.com if they do not perceive our measurements to be reliable, which could have a material adverse effect on our business, results of operations and financial condition.

Barter transactions, which currently account for a significant portion of our revenues, result in no income.

         We currently derive a significant portion of revenues from barter transactions. For the year ended December 31, 1999, we derived revenues of $1,282,000 from barter transactions, constituting 35% of total revenues for the year. We barter or trade web site creation services and inclusion on fashionmall.com in exchange for advertising in consumer and trade publications as well as, to a lesser extent, for online banner advertising and for marketing and public relations consulting services. While we recognize barter revenue at the fair market value of the advertising or service received, the revenues are offset with a corresponding fair market expense for the services or advertising we provide in the exchange, as a result of which we do not recognize income. We also cannot be certain that barter will continue to be accepted as a form of payment for our services.

We depend on relationships with third parties, and the loss, or change in terms, of any relationship could adversely affect us.

         Our business could be adversely affected if we do not maintain our existing commercial relationships. We have entered into commercial relationships with various third parties, some of which require us to feature them prominently in certain sections of fashionmall.com's web site. For example, we have entered into an agreement with VISA pursuant to which we have integrated the VISA logo and payment option into our web site in exchange for a fee and promotion of fashionmall.com. Existing and future arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements or other commercial relationships. Many companies that we may pursue for a commercial relationship may also offer competing services. As a result, these competitors may be reluctant to enter into commercial relationships with fashionmall.com.

         We also depend on establishing and maintaining a number of commercial relationships with various web sites and networks to increase traffic on fashionmall.com. There may be intense competition for placements on these sites and networks, and in the future we may not be able to enter into distribution relationships for such placement on commercially reasonable terms or at all. Even if we enter into distribution relationships with these web sites and networks, they may not attract significant numbers of consumers. Therefore, fashionmall.com's web site may receive less than the number of additional consumers expected from these relationships. Moreover, significant fees may have to be paid to establish or renew these or comparable relationships.

         We also depend on establishing and maintaining a number of commercial relationships with apparel manufacturing, retailing, catalog and magazine companies. Current relationships include tenants on our web site from which we receive tenant fees and, depending on the arrangement with the tenant, fees from online sales. It cannot be assured that we will be able to establish new agreements or maintain existing agreements on commercially acceptable terms or at all.

We may be unable to continually develop our content and service offerings.

         If we fail to develop and introduce new features, functions or services effectively, it could have a material adverse effect on the business, results of operations and financial condition. To remain competitive, we must continue to enhance and improve our content offerings, the ease of use, responsiveness, functionality and features of the fashionmall.com site and develop new services in addition to continuing to improve the consumer purchasing experience on our site. These efforts may require the development or licensing of increasingly complex technologies. We may not be successful in developing or introducing new features, functions and services, and these features, functions and services may not achieve market acceptance or enhance our brand loyalty. Please see "Description of Business-- Customer Loyalty and Retention."

We may be unable to retain our internal direct sales force which is necessary to support our anticipated growth.

         We rely on sales personnel to lease space on fashionmall.com's site to brand name tenants. To support our growth, we need to substantially maintain, and may need to increase, our internal sales force over time. The ability to do this involves a number of risks, including:

         - the competition we face in hiring sales personnel;

         - the ability to integrate, motivate and retain the sales personnel;
           and

         - the length of time it takes new sales personnel to become productive.

         The business, results of operations and financial condition will be adversely affected if we do not develop, retain and grow an effective internal sales force.

If the number of retail Internet competitors continues to increase we may not be able to compete successfully against competitors.

         Increased competition could result in less traffic to fashionmall.com's web site, price reductions for our tenant fees and reduced margins or loss of market share, any of which would have a material adverse effect on the business, results of operations and financial condition. We compete with other web sites, including, in particular, apparel shopping areas of Internet portals, for Internet advertisers' and e-commerce marketers' dollars. The number of these web sites has increased significantly, and such competition is expected to continue to increase because there are no substantial barriers to entry into our market. Competition may also increase as a result of ongoing industry consolidation.

         We believe that the ability to compete depends on many factors, many of which are beyond our control. We believe that the principal competitive factors in attracting consumers to our web site are:

         - brand awareness and loyalty;

         - the ability to attract high quality manufacturers, retailers, catalogs and magazines as tenants on fashionmall.com's web site;

         - strategic relationships with high-traffic web sites and networks;

         - a positive shopping and purchasing experience for the consumer in our clients sites;

         - breadth and depth of selection of merchants and merchandise within merchant sites;

         - price of products offered for sale by our clients;

         - ease of use;

         - quality of content, other service offerings, and speed of our site:

         - quality of content, fulfillment and customer service by our clients ; and

         - web site functionality, responsiveness, reliability, and speed.

         Many of our existing competitors, as well as a number of potential new competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of customer services. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, manufacturers, retailers, distribution partners, and advertisers and e-commerce partners. Competitors may develop services that are equal or superior to those of fashionmall.com or that achieve greater market acceptance than fashionmall.com. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of advertisers and e-commerce marketers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully or competitive pressures may have a material adverse effect on the business, results of operations and financial condition.

         We also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets. If advertisers perceive the Internet or fashionmall.com to be a limited or ineffective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budget to Internet advertising or to advertise on fashionmall.com. Please see "Description of Business--Competition."

If the Internet does not grow as a medium for commerce, our business could be materially adversely affected.

         Our future success and revenue growth will depend upon the adoption of the Internet by consumers and manufacturers and retailers as a mainstream medium for commerce. While the we believe that our services offer significant advantages to consumers and manufacturers and retailers, we cannot be certain that widespread acceptance of Internet commerce in general, or of our services in particular, will occur. Our success assumes that consumers who have historically relied upon traditional means of commerce to purchase apparel or related products, including touching fabrics and trying on merchandise, will accept new methods of conducting business and exchanging information. Moreover, critical issues concerning remote purchases on the Internet, including clarity of picture, and the commercial use of the Internet, including ease of access, security, reliability, cost, and quality of service, remain unresolved and may impact the growth of Internet use. If the market for Internet-based apparel sales fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our services do not achieve market acceptance, the business, results of operations and financial condition could be materially adversely affected.

         The market for Internet-based purchasing services has only recently begun to develop and is rapidly evolving. While many Internet commerce companies have grown in terms of revenue, few are profitable. It cannot be assured that we will be profitable, and losses are anticipated for the foreseeable future. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there are few proven services and products. Moreover, as the market for selling apparel online is relatively new and evolving, it is difficult to predict the future growth rate, if any, and size of this market.

If our system's or the Internet's infrastructure do not improve with increasing consumer demands, the growth of our business may be adversely affected.

         Our ability to retain and attract consumers, manufacturers, retailers and advertisers, and to achieve market acceptance of our services and our brand, depends significantly upon the performance of our systems and network infrastructure. Revenues depend on the number of visitors to our web site and the traffic and activity created by those visitors. Any system or network failure that causes interruption or slower response time of our services could result in less traffic to our web site and, if sustained or repeated, could reduce the attractiveness of our services to consumers, manufacturers, retailers and advertisers. We have experienced periodic system interruptions, which we believe may continue to occur from time to time. An increase in the volume of our web site traffic could strain the capacity of our technical infrastructure, which could lead to slower response times or system failures. This would cause the number of advertising impressions, click throughs to our clients and our information offerings to decline, any of which could hurt our revenue growth and our brand loyalty. In addition, if traffic increases, we cannot assure that the technical infrastructure, such as a reliable network backbone with the necessary speed and data capacity and the development of complementary products such as high-speed modems, will be able to increase accordingly, and we face risks related to our ability to scale up to expected consumer levels while maintaining performance. Further, security and authentication concerns regarding the transmission of confidential information over the Internet, such as credit card numbers, may continue. Any failure of our server and networking systems to handle current or higher volumes of traffic could have a material adverse effect on our business, results of operations and financial condition.

         The recent growth in Internet traffic has caused frequent periods of decreased performance requiring Internet service providers and users of the Internet to upgrade their infrastructures. If Internet usage continues to increase rapidly, the Internet infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. If these outages or delays on the Internet occur frequently, overall Internet usage or usage of our web site could increase more slowly or decline. Our ability to increase the speed with which we provide services to consumers and to increase the scope of such services is limited by and dependent upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our services is dependent on future improvements to the entire Internet.

         In addition, our operations depend upon the ability to maintain and protect our computer systems, most of which are hosted and maintained by a third party in California. Our third party provider maintains, within their own control and to their own specifications, the only backup disaster recovery program. The system therefore is vulnerable to damage from a disastrous event, such as fire, flood, earthquake, power loss, telecommunications failures, hackers and similar occurrences which cannot be controlled or corrected by the third party as well as being vulnerable to any failure by the third party to adequately maintain or protect our equipment or their own facilities. The occurrence of a disastrous event could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to liability for the Internet content we publish.

         We could be exposed to liability for third-party information that may be accessible through our web site. Such claims might assert, among other things, that, by directly or indirectly providing links to web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such web sites. It is also possible that, if any third-party content information provided on our web site contains errors, consumers might make claims against us for losses incurred in reliance on such information.

         At times, we also enters into agreements with other companies under which any revenue that results from the purchase of services through direct links to or from our web site is shared. Such arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure you that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

         Even to the extent any of the claims referred to above do not result in liability to us, we could incur significant costs in investigating and defending against such claims. The imposition on us of potential liability for information carried on or disseminated through our system could require us to implement measures to reduce our exposure to such liability, which might require the expenditure of substantial resources or limit the attractiveness of our services to consumers, manufacturers, retailers and others.

         We may not be able to obtain and maintain adequate insurance. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

If our online security measures fail, our business would be adversely affected.

         Our network is vulnerable to computer viruses, physical or electronic break-ins and similar disruption. We expect that these problems will occur from time to time. The inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss. Such security breaches and inadvertent transmissions could have a material adverse effect on our business, results of operations and financial condition.

         In our prior offerings of certain online payment services, we relied on technology licensed from third parties to provide the security and authentication necessary to affect secure transmission of confidential information, such as consumer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect our consumers, transaction data or our software vendors and products. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials. Someone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or alleviate problems caused by such breaches. Such expenditures could have a material adverse effect on the business, results of operations and financial condition.

We may be unsuccessful entering new business areas.

         We may choose to expand operations by developing new web sites, promoting new or complementary products or formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products or technologies, although we have no present plans or commitments with respect to any material acquisition or investment. If we acquire a company we could face difficulties in assimilating that company's personnel and operations. In addition, key personnel of the acquired company might decide not to work for us. Furthermore, any new business or web site launched by us not favorably received by consumers could damage the reputation of the fashionmall.com brand. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the business, results of operations and financial condition.

If government regulation increases, we may need to change the manner in which we conduct our business.

         The adoption of new legislation or regulation which impacts Internet businesses, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business. We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the

Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. In addition, as our web site is available over the Internet in many states and foreign countries, and as we sell to numerous consumers residing in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We are qualified to do business in only two states, and our failure to qualify as a foreign corporation in a jurisdiction where such qualification is required could subject us to taxes and penalties for the failure to qualify.

If the protection of our intellectual property rights is inadequate, our business may be adversely affected.

     Although our ability to compete depends, to some extent, upon copyright law and confidentiality agreements, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable web site maintenance are more essential in establishing and strengthening our brand. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. Other than our registration of certain domain names, we do not have any other protection for the "fashionmall.com" or "Outletmall.com" names. We do not believe that we or anyone else can obtain protection for such names in the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims or infringement. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Misappropriation of our intellectual property or the costs associated with litigation related thereto could have a material adverse effect on the business, results of operations and financial condition.

We may be unable to acquire or maintain necessary web domain names.

         We currently hold various web domain names relating to our brand, including the "fashionmall.com" and "Outletmall.com" domain names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as one of the exclusive registrar for the ".com," ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. Such changes in the United States are expected to include a transition from the current system to a system which is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our proprietary rights.

Our common stock price may be volatile, which could result in substantial losses for individual stockholders.

         The price of our Common Stock has fluctuated substantially since the IPO. The trading price of our

Common Stock may continue to be volatile in response to factors such as:

         - actual or anticipated variations in our quarterly operating results;

         - announcements of new product or service offerings;

         - technological innovations;

         - competitive developments;

         - changes in financial estimates by securities analysts;

         - conditions and trends in the Internet and electronic commerce industries;

         - changes in the economic performance and/or market valuations of other Internet, online commerce or retail companies; and

         - general market conditions and other general factors.

     Further, the stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. Additionally, the market price of the our common stock could be adversely affected by losses or other negative news regarding one or more other companies, despite the fact that such information is not related specifically to us and may even be contradictory to information that is specifically applicable to us. These broad market factors may adversely affect the market price of our common stock. In addition, general economic, political and market conditions such as recessions, interest rates or international currency fluctuations, may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

Existing stockholders will be able to exercise significant control over us.

         Approximately 46.4% of the outstanding common stock is beneficially owned by Benjamin Narasin, our President and Chief Executive Officer. Accordingly, Mr. Narasin will have substantial influence over the outcome of any matter submitted to a vote of stockholders, including the election of directors and the approval of significant corporate transactions (such as acquisitions of us or our assets). Such influence could delay or prevent a change of control of our Company.

It may be difficult to acquire us.

         Certain provisions of our Certificate of Incorporation, our Bylaws and Delaware law, could make it difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

We do not anticipate paying dividends.

         We have never paid cash or other dividends on our common stock. Payment of dividends on our common stock is within the discretion of the Board of Directors and will depend upon our earnings, our capital requirements and financial condition, and other factors deemed relevant by the Board. For the foreseeable future, the Board intends to retain future earnings, if any, to finance our business operations and does not anticipate paying any cash dividends with respect to the common stock. Please see "Management's Discussion and Analysis and Results of Operations--Liquidity and Capital Resources".

We may be unable to meet our future capital requirements.

         We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. It cannot be assured that any required additional financing will be available on terms favorable to us, or at all. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the holders of our common stock. If additional funds are raised by our issuing debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive or business pressures, which could have a material adverse effect on our business, results of operations and financial condition. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.  Financial Statements.

         The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," following Part III of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

         Our current executive officers and directors are set forth below:

Name                                          Age           Position
----                                          ---           --------

Benjamin Narasin..........................     34   Chief Executive Officer and
                                                    President and Chairman of
                                                    the Board of Directors

Barry Scheckner...........................     51   Acting Chief Financial
                                                    Officer

Stephen P. Burke..........................     33   Controller

Richard C. Marcus(1)......................     60   Director

Jerome A. Chazen(1).......................     73   Director and Senior
                                                    Consultant

Robert S. Taubman(1)......................     46   Director

Ronald Forehand...........................     53   Chief of Operations

Anne-Marie Forehand.......................     37   Vice President


(1)      Member of the Audit Committee

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Mr. Taubman serves as the director designee of the preferred stockholder. Other than stock options, non-employee directors do not currently receive remuneration for their services as such, but may be reimbursed for expenses incurred in connection therewith, such as the cost of travel to Board meetings. Officers serve at the pleasure of the Board of Directors until their successors have been elected and have qualified. The Audit Committee has the authority to recommend annually to the Board of Directors the engagement of our independent auditors and to review the scope and results of the audits, our internal accounting controls, our audit practices and the professional services furnished by the independent auditors.

          Benjamin Narasin has served as our Chairman of the Board, Chief Executive Officer and President of fashionmall.com and our predecessor since our inception in 1994. Prior to joining us, from 1986 to 1994, Mr. Narasin served as President for Boston Prepatory Co., an apparel company which he still owns and at which he developed the concept of fashionmall.com.

          Barry Scheckner has served as our Financial Consultant since September, 1999. Mr. Scheckner is a Certified Public Accountant who served as the Chief Financial Officer of Finlay Enterprises, Inc., for twelve years. Mr. Scheckner also serves on the Board of Directors of Michael Anthony Jewelers, Inc.

         Stephen P. Burke has served as our Controller since January 2000. Prior to joining us, from October 1996 to December 1999, Mr. Burke served as Controller of CopyTele, Inc, a publicly traded telecommunications company. Prior to October 1996, Mr. Burke was with Arthur Andersen LLP in an Audit and Business Advisory capacity.

         Richard C. Marcus has served as our consultant since February 1997 and has served as one of our directors since March 1999. Since January 1997, Mr. Marcus has served as a Senior Advisor to Peter J. Solomon Company, a New York investment banking firm. Mr. Marcus was principal of InterSolve Group Inc., a management services firm, from its inception in 1991 until January 1997. From December 1994 until December 1995, Mr. Marcus served as Chief Executive Officer of the Plaid Clothing Group and as a director of that company from December 1994 through December 1996. In July 1995, Plaid Clothing Group filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code and was subsequently sold to Hartmarx in December 1996. From January 1989 to January 1992, Mr. Marcus was a principal of RCM Consulting, a provider of consulting services to the retail industry. From 1979 to 1988, he served as Chairman and Chief Executive Officer of Neiman-Marcus, a department store retailer. Mr. Marcus is currently a director of Zale Corporation, a public jewelry retail company.

         Jerome A. Chazen has served as a senior consultant and one of our directors since March 1999. Since 1996, Mr. Chazen has been Chairman of Chazen Capital Partners, LLC. Mr. Chazen was a founder of Liz Claiborne, Inc., an apparel company, where he served in various senior executive positions until his retirement in 1996 and as a director until 1997. Mr. Chazen also serves as a director of Taubman Centers, Inc. and The Gymboree Corporation, as Chairman of the American Craft Museum, as a Trustee of Columbia University, as Chairman of the Board of Overseers of the Columbia University Business School, and as Vice-Chairman of the Greater New York Council of the Boy Scouts of America. Mr. Chazen has various relationships with FM/CCP Investment Partners, LLC.

         Robert S. Taubman has served as one of our directors since April 1999. Mr. Taubman has been a director and the President and Chief Executive Officer of Taubman Centers, Inc., a real estate investment trust which is a leading developer of malls since 1992. He is also a member of the Board of Governors of the National Association of Real Estate Investment Trusts, a director of Comerica Bank, a director of the Real Estate Roundtable and a Trustee of the International Council of Shopping Centers and of the Urban Land Institute.

         Ronald Forehand has served as our Vice President of Operations since October 1998. Prior to joining us, from April 1990 to September 1998, Mr. Forehand was President of J.P. Callaghan's Outfitters, a men's sportswear company which he co-founded but which terminated operations when Mr. Forehand joined us. Mr. Forehand is Anne-Marie Forehand's husband.

         Anne-Marie Forehand has served as our employee since February 1998 and became Vice President in March 1999. Prior to joining us, from April 1990 to September 1998, Ms. Forehand managed J.P. Callaghan Outfitters, a men's sportswear company which she co-founded but which has terminated operations. Ms. Forehand is Ronald Forehand's wife.

          Barry Scheckner has served as our Financial Consultant since September, 1999. Mr. Scheckner is a Certified Public Accountant who served as the Chief Financial Officer of Finlay Enterprises, Inc., for twelve years. Mr. Scheckner also serves on the Board of Directors of Michael Anthony Jewelers, Inc.

         During fiscal 1999, our Vice-President of Finance and Vice-President of fashionmall.com resigned from their positions with us. At this time, we have not replaced the Vice-President of Finance position but have hired a Financial Consultant, Mr. Barry Scheckner and a Controller. The Vice-President of fashionmall.com position was a senior sales position and we have since hired two co-directors of sales to fill this role, and we also hired additional sales personnel since the resignation to fill the void.

Item 10. Executive Compensation.

         The following tables sets forth the annual and long-term compensation for services in all capacities for the fiscal year ended December 31, 1999 paid to Benjamin Narasin, our President, Chief Executive Officer and Chairman. No other executive officer received compensation exceeding $100,000 during the fiscal year ended December 31, 1999.

                            SUMMARY COMPENSATION TABLE


                               Annual Compensation




                                                              Securities
                                                              Underlying
       Name and         Fiscal                                 Options/
Principal Position       Year        Salary        Bonus       SARs (#)
---------------------------------------------------------------------------

Benjamin Narasin,        1999      $180,000      $40,000       100,000
President/CEO and        1998      $180,000(1)         -          -
Chairman of the          1997      $120,000(2)         -          -
Board of Directors

(1)      $85,000 of such salary was deferred and was paid in March 1999.

(2) $82,500 of such salary was deferred and $3,500 was paid in March 1999. The remaining $79,000 was paid upon completion of the offering.

         The following table sets forth information regarding stock options granted to Mr. Narasin pursuant to the fashionmall.com, Inc. 1999 Stock Option Plan during the year ended December 31, 1999:

                       OPTIONS GRANTED IN LAST FISCAL YEAR


                                  Individual grants                                        Potential realizable value at
                                  -----------------                                     assumed annual rates of stock price
                                                                                                  appreciation for
                                                                                                    option term
                                                                                      -----------------------------------------

                           Number of         Percent of
                           securities      total options
                           underlying        granted to     Exercise
                            options         employees in     price      Expiration
Name                        granted         fiscal year     ( $/Sh )       date            5% ($)              10% ($)
-------------------------------------------------------------------------------------------------------------------------------

Benjamin Narasin
President/CEO and
Chairman of the Board
Directors                   100,000             25%           $7.00      6/15/09           $558,000            $1,116,000


         The following table sets forth information regarding stock option exercises during the year ended December 31, 1999 by Mr. Narasin and the values of his options as of December 31, 1999:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION/VALUES

                                                          Number of securities              Value of unexercised in-the
                                                           Underlying options               money options at fiscal year
                                                        at fiscal year-end (#)                       end ($)
                                                    ---------------------------------------------------------------------------

                           Shares         Value
                          acquired      Realized
         Name           on exercise        ($)       Exercisable     Unexercisable       Exercisable        Unexercisable
-------------------------------------------------------------------------------------------------------------------------------

Benjamin Narasin
President/CEO and
Chairman of the Board
of Directors                 -              $  -       100,000             -                 $ -                 $ -

Director Compensation

         The directors did not receive monetary compensation for serving on the Board of Directors during the fiscal year ended December 31, 1999.

Employment and Consulting Agreements

          We entered into a three-year employment agreement with Benjamin Narasin, effective as of May 26, 1999, pursuant to which Mr. Narasin shall serve as our Chief Executive Officer, President and Chairman of the Board and has received an annual base salary of $180,000 during 1999 and for 2000 will receive $238,225. Such base salary will be subject to additional increases and bonuses within the discretion of the Board of Directors which will take into account, among other things, our performance and the performance, duties and responsibilities of Mr. Narasin. We also agreed to pay for certain life insurance policies for the benefit of Mr. Narasin's family which is still due and to indemnify him and his minor son, Grant Narasin, for tax liabilities arising from our reorganization into a C corporation. Mr. Narasin's agreement also permits him to devote up to 10% of his time to Boston Prepatory Co., an apparel company owned by him, provided that the Board of Directors makes a determination that such company is not directly competitive to us. In the event of a change of control as defined in the agreement, Mr. Narasin may terminate the agreement and receive three times his compensation, including bonuses earned during the previous 12 months, and his compensation for the balance of the term.

     On March 2, 1999, we entered into a consulting agreement (the "Consulting Agreement") with Jerome Chazen, the sole owner of FM/CCP, Inc., which is the manager of FM/CCP Investment Partners, LLC. The Consulting Agreement, which expires on May 26, 2001, stipulates that Mr. Chazen shall provide consulting services to us aggregating at least 30 hours per month. In addition, Mr. Chazen agreed to become a director. Mr. Chazen will receive an aggregate of $150,000 over the term of the Consulting Agreement plus five-year options to purchase 135,000 shares of common stock at an exercise price of $1.11 per share and options to purchase 107,500 shares of common stock at an exercise price of $3.25 per share. Of such options, 50% became exercisable upon the closing of our IPO, an additional 16% becomes exercisable on March 1, 2000, and the balance becomes exercisable in equal monthly installments over the one year period commencing March 2, 2000.

     We currently do not have written employment agreements with any of our other officers or directors.

1999 Stock option plan

     We adopted the 1999 Stock Option Plan in May 1999.

     The 1999 Plan provides for the grant of options to purchase up to, but not in excess of, 1,125,000 shares of common stock to our officers, directors, agents, consultants and independent contractors. Options may be either "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, or non-qualified options. Incentive stock options may be granted only to our employees or employees of our subsidiaries, while non-qualified options may be issued to non-employee directors and consultants, as well as to our employees or employees of our subsidiaries.

     The 1999 Plan is administered by a committee selected by the Board of Directors or by the Board of Directors (the "Administrator"), which determines, among other things, those individuals who receive options, the time period during which the options may be exercised, the number of shares of common stock issuable upon the exercise of each option and the option exercise price. Pursuant to the 1999 Plan, the Administrator determines, among other things, those individuals who receive options, the time period during which the grants will be made, the number of shares of common stock to be granted and the price (if any) to be paid by such key employees thereafter.

     The exercise price per share of common stock subject to an incentive stock option may not be less than the fair market value per share of common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option may be established by the Administrator. If the aggregate fair market value, as determined as of the date the option is granted, of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year exceeds $100,000, such stock option shall be treated, to the extent of such excess, as an option which does not qualify as an incentive stock option. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, 10% or more of the total combined voting power of all classes of stock of the company (a "10% Shareholder") shall be eligible to receive any incentive stock options under the 1999 Plan unless the exercise price is at least 110% of the fair market value of the shares of common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to such limitation.

     No stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment other than by death, retirement, permanent and total disability, unless extended by the Administrator on or before such employee's date of termination of employment, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise all or any part of such employee's option, unless otherwise determined by the Administrator. Upon termination of employment of an optionee by reason of death, retirement, permanent and total disability, such optionee's options remain exercisable for one year thereafter to the extent such options were exercisable on the date of such termination.

     Options under the 1999 Plan must be issued within ten years from the effective date of the Plan. Incentive stock options granted under the 1999 Plan cannot be exercised more than ten years from the date of grant. Incentive stock options issued to a 10% Shareholder are limited to five-year terms. All options granted under the 1999 Plan will provide for the payment of the exercise price in cash or check or by delivery to us of shares of common stock having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods, or by such other methods approved by the Administrator pursuant to the 1999 Plan. Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of such optionee's stock options with no monetary investment.

     Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of the directors or executive officers of the Company. See footnote No. 9 in the financial statements for a breakout of the stock option activity for the year ended 1999.

Section 16(a) Beneficial Ownership Reporting Compliance.

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equities are required by the regulations of the Commission to furnish the Company with copies of such reports furnished to us, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent of a registered class of equity securities.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information known to the Company, as of March 20, 2000, regarding the beneficial ownership of the Company's voting securities by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and each of the executive officers named in the compensation table under Item 10, "Executive Compensation", and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to shares beneficially owned by such stockholder.


                                                               Amount and nature       Percentage of
             Name of beneficial owner (1)                       of beneficial         outstanding stock
             -------------------------                            ownership               owned
                                                                  ---------              ------

Benjamin Narasin(2).................................           3,528,100 shares            46.4%
TRC Net Investors LLC (3)                                        824,084 shares             9.9%
Robert S. Taubman (4)                                            834,084 shares            10.0%
FM/CCP Investment Partners, LLC(5)..................             320,000 shares             4.3%
Jerome Chazen (5)...................................             486,174 shares             6.3%
Richard Marcus (6)..................................              20,000 shares              --
Executive Officers and Directors (7)
   as a group (four persons)........................           4,044,274 shares            51.2%


-----------
(1) Except as otherwise indicated, the address for the referenced stockholders is c/o fashionmall.com, Inc., 575 Madison Avenue, New York, New York 10022.

(2) Includes 427,500 shares owned by Grant Narasin, the minor son of Mr. Narasin. Mr. Narasin has voting power over Grant Narasin's shares until April 9, 2018. Also includes 100,000 shares of common stock underlying options that were granted to Mr. Narasin upon the consummation of the offering.

(3) Includes 824,084 shares of common stock underlying convertible preferred stock owned by TRG Net Investors LLC that is not convertible until one year after the offering. Does not include 924,898 shares of common stock underlying a warrant which is not exercisable until one year after this offering. TRG Net Investors LLC is owned (i) 75% by The Taubman Realty Group Limited Partnership ("TRG LP") and (ii) 25% by Taubman Net LLC, which is the Managing Member of TRG Net Investors LLC and which is owned 100% by The Taubman Company Limited Partnership, a shopping mall property manager which is 99% directly and indirectly owned by TRG LP. Consequently, TRG LP owns directly or indirectly over 99% of TRG Net Investors LLC. In turn, Taubman Centers, Inc., a public real estate investment trust, is the Managing General Partner of and owns 62.8% of TRG LP.

(4) Includes 10,000 shares of common stock underlying options, which were granted to Mr. Taubman upon the consummation of the offering. Robert S. Taubman is the President and Chief Executive Officer of TRG Net Investors LLC. Mr. Taubman disclaims any beneficial ownership interest in the shares owned or which may be acquired by TRG Net Investors LLC beyond his indirect interest therein through his pecuniary interest in TRG LP, which directly or indirectly owns substantially all of TRG Net Investors LLC. The address of Robert S. Taubman and TRG Net Investors LLC is 200 East Long Lake Road, Suite 300, Bloomfield Hills, Michigan 48303-0200.

(5) FM/CCP, Inc., the Manager of FM/CCP Investment Partners, LLC, is wholly-owned by Mr. Chazen, and certain affiliates of Mr. Chazen are members of FM/CCP Investment Partners, LLC. FM/CCP, Inc. and/or Mr. Chazen may be deemed the beneficial owner of securities owned by FM/CCP Investment Partners, LLC. Mr. Chazen disclaims such beneficial ownership. FM/CCP Investment Partners, LLC's ownership includes 95,000 shares underlying warrants which became exercisable upon completion of the offering and does not include up to 12,500 shares issuable pursuant to certain anti-dilution provisions upon exercise of such warrants and the options owned by Mr. Chazen referred to below. The amount shown as owned by Mr. Chazen includes common stock beneficially owned by FM/CCP and 121,250 shares underlying options which became exercisable by Mr. Chazen upon consummation of the offering, 19,400 shares underlying options that became exercisable by Mr. Chazen on March 1, 2000 and an additional 25,524 shares underlying options that become exercisable in monthly installments over a one year period commencing March 2, 2000. The address of FM/CCP Investment Partners, LLC and Jerome Chazen is 767 Fifth Avenue, New York, New York 10153.

(6) Includes 20,000 shares of common stock underlying options that were granted upon consummation of the offering.

(7)      See footnotes (2), (4), (5) and (6) above

Item 12. Certain Relationships and Related Party Transactions.

     Our predecessor, the Internet Design Group, Ltd. commenced operations on December 22, 1994, and continued operations though August 19, 1995, when it became Internet Fashion Mall, L.P. We were reorganized as a Delaware limited liability company, Internet Fashion Mall, LLC, pursuant to a limited liability company agreement, dated June 26, 1996, by and between Benjamin Narasin, our Chief Executive Officer, President and Chairman of the Board, and Richard A. Eisner & Company, LLP ("RAE"). Pursuant to such agreement, Narasin contributed the Company's business, including fashionmall.com, related intellectual property and $250,000, for an 80% membership interest, and RAE contributed $100,000 for a 20% membership interest. Narasin and RAE entered into an Amended and Restated Limited Liability Company Agreement, dated March 1, 1999, which restated the terms of the original limited liability company agreement and recognized Mr. Narasin's prior transfer of a 10% membership interest to his minor son, Grant Narasin.

     During the year ended December 31,1998, RAE incurred various costs and expenses, including, but not limited to, salaries and other general and administrative expenses, on our behalf, in addition to providing a non-interest bearing cash loan to us. No additional loans were incurred during the year ended December 31, 1999. At December 31, 1998 and 1999, the amounts due to RAE in respect of these loans totaled $118,000 and $0, respectively.

     We sublease approximately 7,500 square feet from RAE in New York for our executive and administrative offices at an annual rental of approximately $360,000. In addition, prior to our IPO, RAE provided administrative services such as phone services, accounting and maintenance of books and records at cost. Such administrative services terminated upon the consummation of the offering.

     On March 2, 1999, we sold to FM/CCP Investment Partners, LLC ("FM/CCP") 225,000 shares of our common stock for $1,000,000 ($4.44 per share). In addition, FM/CCP loaned us $1,000,000 evidenced by a promissory note in the principal amount of $1,000,000, bearing interest at 6% per annum and due on the earlier of the closing of the offering or March 2, 2002. In connection with the foregoing promissory note, FM/CCP received a warrant, expiring March 2, 2004, to purchase up to 95,000 shares of common stock at an exercise price of $13.65 per share. With a portion of the proceeds from the IPO, the Company repaid the $1 million promissory note plus accrued interest. Interest expense related to the note was approximately $15,000. In addition, the Company recorded a $55,000 charge to interest expense representing the unamortized discount relating to the note. Mr. Chazen, one of our directors and a senior consultant, and certain affiliates of Mr. Chazen are investors in FM/CCP Investment Partners, LLC. Pursuant to certain anti-dilution provisions, we will issue up to an additional 12,500 shares of common stock to FM/CCP upon the exercise of such warrants and certain options granted to Jerome Chazen.

     On March 2, 1999, we entered into a consulting agreement (the "Consulting Agreement") with Jerome M.

Chazen. The Consulting Agreement, which expires on May 26, 2001, stipulates that Mr. Chazen shall provide consulting services to us aggregating at least 30 hours per month. Mr. Chazen will receive an aggregate of $150,000 over the term of the Consulting Agreement plus five-year options to purchase 135,000 shares of common stock at an exercise price of $1.11 per share and options to purchase 107,500 shares of common stock at an exercise price of $3.25 per share. Of such options, 50% of them have vested, an additional 16% shall vest March 1, 2000 and the balance shall vest monthly over the one year period commencing March 2, 2000. In addition, Mr. Chazen is one of our directors.

     FM/CCP and Mr. Chazen have agreed not to sell or dispose of the securities acquired by them without our consent, except to certain partners or family members, until May 27, 2000. In addition, we have agreed to grant FM/CCP and Mr. Chazen certain demand and "piggyback" registration rights, commencing May 27, 2000 and terminating on March 2, 2004, as to the common stock acquired by them and underlying their warrants and options.

         On April 22, 1999, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and one of the leading mall developers in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in the Company (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn are convertible into an aggregate of 824,084 common shares and the Warrants can be exercised to purchase 924,898 common shares. The Preferred Stock is convertible for one year beginning on the first anniversary of the closing of the IPO by the Company and, based on the $13.00 per share initial public offering price, the effective conversion price of the Preferred Stock was $9.00 per share and the exercise price of the Warrants was $13.00 per share. Upon closing of Taubman's investment, the Company allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, and was allocated to additional paid-in capital upon closing of the IPO and will be accreted to the book value of the Preferred Stock. The accretion period will be one year, beginning on the date of closing of the IPO. As of December 31, 1999, the Company accreted $3,101,000 to the book value of the Preferred Stock. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined the Company's Board of Directors.

Item 13.   Exhibits and Reports on Form 8-K.

Exhibit No.                         Description

3.1      Certificate of Incorporation of the Company (1)
3.2      By-laws of the Company (1)
3.3 Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (2)
4.5      Warrant issued to TRG net Investors LLC (2)
4.1      Form of Representative's Warrant (2)
4.2      Form of Stock Certificate (2)
4.3      Warrant executed in connection with the FM/CCP Financing (1)
4.4 Promissory Note of the Company dated March 2, 1999, in principal amount of $1,000,000 (1)
10.1 Employment Agreement effective as of May 26, 1999 by and between the Company and Benjamin Narasin (2)
10.2 Consulting Agreement dated March 2, 1999 by and between the Company and Jerome Chazen(1)
10.3 Subscription Agreement dated March 2, 1999, by and between FM/CCP Investment Partners, LLC and the Company(1)
10.4 Subscription Agreement dated March 2, 1999, by and between Jerome Chazen and the Company(1)

10.5     1999 Stock Option Plan (3)
10.6 Unit Purchase Agreement, dated April 22, 1999, among Internet Fashion Mall LLC, fashionmall.com, Inc. and TRG Net Investors LLC (1)
21.1     Subsidiaries of the registrant
23.1     Consent of Arthur Andersen LLP
27.1     Financial Data Schedule (1)
--------------------------------------------------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, filed March 9, 1999.
(2) Incorporated by reference from the Company's Amendment No. 1 to the Form SB-2, filed April 23, 1999.
(3) Incorporated by reference from the Company's Registration Statement on Form S-8 filed on November 1, 1999.

         Exhibit 21.1 -- Subsidiaries of fashionmall.com, Inc.

         E-com, Inc.

         Outletmall.com, Inc.

         Styleexperts, LLC owned by E-com, Inc.

         Exhibit 27.1 -- Financial Data Schedule

Index to Financial Statements


                                                                                               Page
                                                                                               ----
Report of Independent Public Accountants....................................................    F-2
Consolidated Balance Sheet as of December 31, 1999 .........................................    F-3
Consolidated Statements of Operations for the years ended December 31, 1999 and 1998........    F-4
Consolidated Statements of Changes in Stockholder's Equity and Members' Equity (Deficit)....    F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998........    F-7
Notes to Consolidated Financial Statements..................................................    F-8


                                       Report of Independent Public Accountants

To the Stockholders and Board of Directors of fashionmall.com, Inc.:

         We have audited the accompanying consolidated balance sheet of fashionmall.com, Inc. (a Delaware corporation) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of fashionmall.com, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


                                              ARTHUR ANDERSEN LLP


New York, New York
March 23, 2000
                              fashionmall.com, Inc.

                           Consolidated Balance Sheet

                                                                                    December 31,
                                                                                        1999
                                                                                  ------------------
                                   Assets
                                   ------
CURRENT ASSETS
    Cash and cash equivalents                                                     $   34,114,000
    Marketable securities                                                              7,452,000
    Accounts receivable, net of an allowance of approximately $232,000                   797,000
    Inventories, net of a reserve of approximately $100,000                              191,000
    Prepaid expenses and other current assets                                            434,000
                                                                                  ------------------
                Total current assets                                                  42,988,000
                                                                                  ------------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $36,000                      223,000
CAPITALIZED SOFTWARE COSTS- net of accumulated amortization of $52,000                   310,000
OTHER ASSETS                                                                              20,000
                                                                                  ------------------

                Total assets                                                      $   43,541,000
                                                                                  ==================

                 Liabilities and Stockholders' Equity
                 ------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                               $    2,784,000
   Accrued expenses                                                                      295,000
   Customer deposits                                                                      14,000
   Deferred revenue                                                                       25,000
                                                                                  ------------------
                Total liabilities                                                      3,118,000
                                                                                  ------------------

COMMITMENTS AND CONTINGENCIES  (Note 10)

STOCKHOLDERS' EQUITY
   Convertible preferred stock - $.01 par value; 3,000,000 shares
        authorized; 824,084 shares issued and outstanding                                  8,000
   Common stock - $.01 par value; 35,000,000 shares authorized;
         7,500,000 shares issued and outstanding                                          75,000
   Additional paid-in capital                                                         49,396,000
   Unrealized gain on marketable securities available for sale, Net of tax                46,000
   Accumulated deficit                                                                (9,102,000)
                                                                                  ------------------
                Total stockholders' equity                                            40,423,000
                                                                                  ------------------

                Total liabilities and stockholders' equity                        $   43,541,000
                                                                                  ==================

       The accompanying notes are an integral part of this balance sheet.


                              fashionmall.com, Inc.

                      Consolidated Statements of Operations


                                                                              For the Years Ended
                                                                               Ended December 31,
                                                                  ---------------------------------------------
                                                                          1999                 1998
                                                                  ---------------------   ---------------------

SITE REVENUES                                                     $     3,690,000         $         2,055,000

COSTS AND EXPENSES:
   Site development, merchandise and content                              612,000                     270,000
   Advertising and marketing                                            3,805,000                   1,104,000
   Selling expense                                                        389,000                     257,000
   General and administrative                                           5,862,000                     413,000
                                                                  ---------------------   ---------------------
   Total costs and expenses                                            10,668,000                   2,044,000
                                                                  ---------------------   ---------------------

(Loss) income from operations                                          (6,978,000)                     11,000
                                                                  ---------------------   ---------------------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                         1,433,000                       3,000
   Interest expense and other financing costs                            (737,000)                     -
                                                                  ---------------------   ---------------------
Total other income and (expense)                                          696,000                       3,000
                                                                  ---------------------   ---------------------

Net (loss) income                                                 $    (6,282,000)        $            14,000
                                                                  =====================   =====================
PRO FORMA NET INCOME DATA (Unaudited):

Net (loss) Income before provision for income taxes               $    (6,282,000)        $            14,000
                                                                  =====================   =====================

Pro forma income tax provision                                    $            -          $             6,000
                                                                  ---------------------   ---------------------

Pro forma net (loss) Income                                            (6,282,000)        $             8,000

PRO FORMA PER SHARE INFORMATION
(Unaudited):

 Basic and diluted earnings per share                             $         (1.01)        $            -
                                                                  =====================   =====================
 Basic and diluted weighted average common shares outstanding
                                                                        6,250,000                   4,500,000
                                                                  =====================   =====================


   The accompanying notes are an integral part of these financial statements.

                              fashionmall.com, Inc.

     Consolidated Statement of Changes in Stockholders' and Members' Deficit


                                       Convertible
                                     Preferred Stock               Common Stock
                                     ---------------               ------------
                                                                                          Additional     Members'
                                                 Par                           Par          Paid-in    Contributed    Comprehensive
                                    Shares      Value           Shares        Value         Capital      Capital         Income

                               -----------------------------------------------------------------------------------------------------

Balance, December 31, 1997            --       $     --           --         $   --         $   --      $ 350,000       $   --

Conversion of related party
    loan to contributed               --             --           --             --             --         61,000           --

Net income                            --             --           --             --             --            --            --

                               -----------------------------------------------------------------------------------------------------

Balance at December 31, 1998          --             --           --             --             --        411,000           --

Contribution of capital, net
   of related issuance costs          --             --           --             --             --        876,000           --

Incremental difference
   between issue price and
   fair value of capital              --             --           --             --             --        576,000           --
   contribution

Issuance of warrants to
   purchase 127,000 shares
   of common stock, at fair           --             --           --             --             --        130,000           --

Issuance of preferred stock
   in connection with
   capital contribution               --             --           --             --             --      5,040,000           --





                                                                  Total
                                  Members'    Accumulated      Stockholder
                                  Deficit       Deficit          Equity

                               --------------------------------------------

Balance, December 31, 1997      $  (567,000)    $    --        $ (217,000)

Conversion of related party
    loan to contributed                 --           --            61,000

Net income                           14,000          --            14,000

                               --------------------------------------------

Balance at December 31, 1998       (553,000)         --          (142,000)

Contribution of capital, net
   of related issuance costs           --            --           876,000

Incremental difference
   between issue price and
   fair value of capital               --            --           576,000
   contribution

Issuance of warrants to
   purchase 127,000 shares
   of common stock, at fair            --            --           130,000

Issuance of preferred stock
   in connection with
   capital contribution                --            --         5,040,000


                              fashionmall.com, Inc.
     Consolidated Statement of Changes in Stockholders' and Members' Deficit

                                       Convertible
                                     Preferred Stock               Common Stock
                                     ---------------               ------------
                                                                                          Additional     Members'
                                                 Par                           Par          Paid-in    Contributed    Comprehensive
                                    Shares      Value           Shares        Value         Capital      Capital         Income
                                ----------------------------------------------------------------------------------------------------

Issuance of warrants to
   purchase 924,898 shares
   of common stock, at fair           --           --              --            --              --       2,377,000         --
   value

Issuance of common stock in
   connection with IPO, net
   of expenses                        --           --        7,500,000        75,000      34,700,000            --          --

Reorganization from
Limited Liability
Company to C
corporation                           --           --              --            --        8,725,000     (9,559,000)        --

Non-cash compensation
expense subsequent to IPO             --           --              --            --        2,878,000        149,000         --

Accretion of preferred
stock beneficial conversion
feature                           824,000        8,000             --            --        3,093,000            --          --

Unrealized gains on
marketable
securities
available for sale, net of tax         --          --              --            --              --             --       46,000


Net loss                               --          --              --            --              --             --          --
                              ------------------------------------------------------------------------------------------------------

Balance at December 31, 1999      824,000       $8,000       7,500,000      $75,000     $49,396,000    $       --       $46,000
                              ======================================================================================================



                                                                   Total
                                   Members'    Accumulated      Stockholder
                                   Deficit       Deficit          Equity

                                ---------------------------------------------

Issuance of warrants to
   purchase 924,898 shares
   of common stock, at fair           --              --         2,377,000
   value

Issuance of common stock in
   connection with IPO, net
   of expenses                        --              --        34,775,000

Reorganization from
Limited Liability
Company to C
corporation                       834,000             --               --

Non-cash compensation
expense subsequent to IPO             --              --         3,027,000

Accretion of preferred
stock beneficial conversion
feature                               --         (3,101,000)           --

Unrealized gains on
marketable
securities
available for sale, net of            --              --            46,000
tax

Net loss                         (281,000)       (6,001,000)    (6,282,000)
                              ---------------------------------------------

Balance at December 31, 1999    $     --        $(9,102,000)  $ 40,423,000
                              =============================================




   The accompanying notes are an integral part of these financial statements.

                              fashionmall.com, Inc.

                      Consolidated Statements of Cash Flows

                                                             For the Years Ended
                                                              Ended December 31
                                                      -----------------------------------
                                                           1999               1998
                                                      ----------------   ----------------
Operating Activities
Net (loss) income                                        $(6,282,000)         $  14,000
Adjustments to reconcile net (loss) income to net
cash (used for) provided by operating activities:
Depreciation and amortization                                65,000              14,000
Non-cash interest expense and other
   financing costs                                          668,000                  --
 Non-cash compensation expense                            3,027,000                  --
 Inventory reserve                                          100,000                  --
 Bad debt expense                                           263,000              80,000
Changes in operating assets and liabilities:
   Accounts receivable                                     (655,000)           (259,000)
   Inventory                                               (289,000)             (2,000)
   Prepaid expenses and other assets                       (737,000)            (41,000)
   Deferred financing costs                                 397,000                  --
   Accounts payable                                       2,572,000             193,000
   Accrued expenses                                         251,000
Customer Deposits                                            (4,000)            (10,000)
       Deferred revenue                                     (20,000)             13,000
                                                     -----------------   ----------------
   Net cash (used in) provided by operating
      activities                                           (644,000)              2,000
                                                     -----------------   ----------------

Investing Activities

Purchases of marketable securities                        (7,371,000)               --
Purchase of property and equipment                          (216,000)           (1,000)
Software development costs                                  (316,000)          (60,000)
                                                     -----------------   ----------------
    Net cash used in investing activities                 (7,903,000)          (61,000)
                                                     -----------------   ----------------

Financing Activities
(Repayment ) proceeds of loans                              (489,000)            75,000
Initial public offering proceeds                          34,775,000                 --
Capital contributions                                      8,293,000                 --
                                                     -----------------   ----------------
    Net cash provided by financing activities             42,579,000             75,000
                                                     -----------------   ----------------

Increase in cash and cash equivalents                     34,032,000              16,000
Cash and cash equivalents - beginning of period               82,000              66,000
                                                     -----------------   ----------------

Cash and cash equivalents- end of period                 $34,114,000         $    82,000
                                                     =================   ================


The accompanying notes are an integral part of these financial statements.

                              fashionmall.com, Inc.
                          Notes to Financial Statements

                           December 31, 1999 and 1998

1. Description of Business

         Internet Design Group, Ltd. commenced operations on December 22, 1994 and continued operations until August 19, 1995 when it became Internet Fashion Mall, L.P. ("IFM LP"). Effective June 26, 1996, IFM LP was reorganized as a Delaware limited liability company, Internet Fashion Mall LLC ("IFM").

         Pursuant to its initial public offering ("IPO") completed on May 21, 1999, IFM changed its name to fashionmall.com, Inc. ("fashionmall.com" or the "Company"). In connection with the IPO and immediately prior thereto, the existing members of IFM contributed all of their membership interests in IFM in exchange for 4.5 million shares of common stock of the Company. On May 21, 1999, the Company completed its IPO of 3.0 million shares of its common stock. The IPO resulted in net proceeds, after related expenses, of approximately $35 million.

         fashionmall was incorporated in Delaware as a C corporation on February 26, 1999.

         The Company engages in the business of marketing, promoting, advertising and selling fashion apparel and related accessories or products to the public on the Internet, via the fashionmall.com web site. The Company combines an online shopping mall with fashion content to provide a centralized site for manufacturers, retailers, magazines and catalogs to advertise, display and sell their product lines.

         Activities from the date of inception to December 31, 1999 have been directed primarily to developing the fashionmall.com brand through a marketing strategy that includes the exchange of the Company's services for advertising space in various magazines, journals and web sites or consulting services.

2. Summary of Significant Accounting Policies

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and subsidiaries, all significant intercompany balances and transactions have been eliminated.

 Revenue Recognition

         The Company's primary source of revenue is from tenant fees. Manufacturers, retailers, magazines and others pay fees to the Company to lease space on the fashionmall.com web site. Revenues are recognized as services are rendered. The Company recognizes revenue earned from tenant fees in accordance with its customer contracts which specify either a fixed fee or a fee based on performance.

 Barter Arrangements

         The Company enters into barter arrangements with certain of its customers, whereby the Company's services are exchanged for either advertising space in various magazines and journals or on web sites, or for consulting services. The fair value of the online web site advertising is determined based upon the online providers' "cost per thousand impressions" and the number of impressions delivered. The consulting services received by the Company are primarily marketing and public relations. Expenses for consulting services are recorded as incurred, based upon the consulting firms' established rates.

         Barter revenue and the related advertising expense is recognized in accordance with the established advertising rate card, of the advertiser customer, which represents the rates charged to cash buyers based on their level of advertising. Barter revenue is recognized over the term of the customer contract, which commences upon the placement of the customer's advertisement on the Company's fashionmall.com web site. Generally, barter revenues equal barter expenses; however, due to timing, barter accounts receivable and barter accounts payable may result. Barter expenses are included in advertising and marketing expenses in the accompanying statements of operations for the years ended December 31, 1999 and 1998. The Company had revenue from barter transactions of $1,282,000 and $1,055,000 for the years ended December 31, 1999 and 1998, respectively.

 Cash and Cash Equivalents

         Cash equivalents consist of money market funds or other highly-liquid investments with original maturities of three months or less to be cash equivalents.

Marketable Securities

         The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

         Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity, Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax effect, reported as a separate component of stockholders' equity.

         The amortized cost of debt securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-backed securities, over the estimated life of the security. Such amortization is included in interest income or interest expense and other financing costs from investments. Realized gains and losses, and declines in value judged to be other-than-temporary are included in interest and dividend income. The cost of securities sold is based on the specific identification method.

Inventories

         Inventories, which consist of purchased apparel and accessories, are stated at the lower of cost (first-in, first-out) or market value. At December 31, 1999, the Company has recorded an inventory valuation allowance of approximately $100,000.

Property and Equipment

         Property and equipment are stated at cost net of accumulated depreciated and amortization on a straight-line basis over estimated useful lives of three to five years. Depreciation expense for the years ended December 31, 1999 and 1998, was $27,000 and $9,000, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

         In accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, the Company capitalizes costs incurred in the application development stage of new projects created for its web site. The capitalized costs include third party costs as well as payroll and payroll-related costs for the employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. Capitalized software costs are amortized on a straight-line basis over an estimated useful life of two years. Capitalized software costs for the years ended December 31, 1999 and 1998, was approximately $362,000 and $67,000, respectively. Amortization expense for the years ended December 31, 1999 and 1998 was $52,000 and $9,000 and is included in general and administrative expenses in the accompanying statements of operations.

Accounting for Long-Lived Assets

          The Company accounts for long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS No. 121"). SFAS No. 121 establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has determined that no impairment of the respective carrying value of its long-lived assets exists as of December 31, 1999.

Income Taxes

         Effective upon the consummation of the Company's initial public offering, the Company's income tax status was converted from a limited liability company to a C corporation. Accordingly, the provision for income taxes was calculated in accordance with Statement of Financial Accounting Standards No. 109, ("SFAS"), "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the difference between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.

Advertising Expense

         A significant source of advertising expense is generated from the Company's barter activities. The expense is recognized based on the fair value of the services received as determined by each magazine's or journal's printed advertising rate card with pricing provided to cash buyers based on frequency of advertisement placement or by a web site provider's "cost per thousand impressions" and the number of impressions delivered. In accordance with Statement of Position 93-7, Reporting On Advertising Costs, the Company expenses its advertising costs as incurred.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ for those estimates.

Stock-Based Compensation

         The Company accounts for stock-based compensation under the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and discloses the effect of the difference which would result had the Company applied the fair value based method of accounting on a pro forma basis, as required by Statement of Financial Accounting Standards No. 123, ("SFAS"), "Accounting for Stock-Based Compensation."

Comprehensive Income

         During 1999, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period except those resulting from investments by owners and distributions to owners, for the period in which they are recognized. Comprehensive income is the total of net income and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments. Comprehensive income and other comprehensive income must be reported on the face of annual financial statements. The components of comprehensive income are as follows:

                                               For the Years Ended December 31,
                                                     1999            1998
                                                 -----------     -----------

Net (loss) income                                $(6,282,000)    $     8,000

Unrealized gains on investments in
   marketable securities available-for-sale,
   net of tax                                         46,000               -
                                                 -----------     -----------

Comprehensive net (loss) income                  $(6,236,000)    $     8,000
                                                 ===========     ===========

Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term maturity of these instruments.

Business Concentrations and Credit Risks

         Financial instruments consist primarily of cash and cash equivalents and trade accounts receivable. Substantially all of the Company's cash and cash equivalents as of December 31, 1999 are on deposit with two major financial institutions. Deposits at any point in time may exceed the federally insured limits. The Company performs periodic evaluations of the relative credit standing of these institutions. As of December 31, 1999, two customers accounted for 25% of trade receivables.

         For the years ended December 31, 1999 and 1998, one customer accounted for 12% and 20% of total revenues, respectively.

New Accounting Pronouncements

         In January 2000, the Emerging issues Task Force (the "EITF") reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions."The EITF agreed that advertising barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue from similar advertising sold in a cash transaction that occurred in the preceding six months with comparable terms, such as length of program, cost and type of advertisement. A cash transaction may be used only once as the basis for providing fair value evidence for a barter transaction. As a result, revenue from barter is effectively limited to no more than 50% of total revenue per year.

         EITF 99-17 is applicable only to transactions entered into after January 20, 2000. We have adopted EITF 99-17 effective January 1, 2000. As a result, we also anticipate that our future reported barter revenue will decrease as a percentage of total revenue.

         On a pro forma basis, the Company's barter revenue would have been $852,000 for the year ended December 31, 1999 had EITF 99-17 been applicable for the periods presented.

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

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. SFAS No. 133 was subsequently amended by SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company currently does not use derivatives and therefore this new pronouncement is not applicable.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, Reporting the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organization costs, as those costs are incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company's adoption of the provisions of SOP 98-5 have not had a material effect on the Company's results of operations, financial position or cash flows.

3. Supplemental Cash Flow Information

                                                                                   For the Years Ended
                                                                                      December 31,
                                                                             --------------------------------
                                                                                 1999                1998
                                                                             --------------------------------
Cash paid during the period for:
    Interest                                                                 $     15,000        $         --
    Taxes                                                                    $         --        $         --
Non-cash investing and financing activities:
    Conversion of related party loan to contributed capital                  $        --         $     61,000
    Fair value of warrants issued in connection with loan to related party   $     56,000        $         --
    Incremental difference between issue price and fair value of capital
       contribution                                                          $    576,000        $         --
    Fair value of warrants issued in connection with convertible
       preferred stock                                                       $  3,540,000        $         --
    Revenue generated from barter contracts                                  $  1,282,000        $  1,055,000
    Advertising and consulting expenses incurred related to barter
       contracts                                                             $  1,234,000        $  1,038,000

4. Marketable Securities

         Marketable securities available for sale at December 31, 1999 were as follows:

                                                                Market
                                             Cost               value
                                             ----               -----

Commercial paper                          $2,911,000         $2,965,000
Corporate bonds (maturity: 1-5 yrs)        2,460,000          2,497,000
Certificate of deposits                    2,000,000          1,990,000
                                          ----------         ----------

Total Investments                         $7,371,000         $7,452,000
                                          ==========         ==========

5. Stockholders' Equity

         Effective February 26, 1999, the Company received a $1 million equity investment from FM/CCP Investment Partners, LLC, ("FM/CCP"), a third party, and issued a $1 million promissory note and warrants in exchange for an additional $1 million (the "FM/CCP Private Placement"). FM/CCP purchased a 5% ownership interest in the Company, reducing Benjamin Narasin's ("Narasin") and Richard A. Eisner & Company LLP's ("Eisner") (two of the Company's original Members) ownership interests to 76% and 19%, respectively. The promissory note accrued interest at 6% and was due on the earlier of February 25, 2002, or the closing date of the Company's IPO. The warrants, which expire March 2, 2004, became exercisable upon the closing date of the Company's IPO to purchase up to 95,000 shares of common stock at an exercise price of $13.65 per share. With a portion of the proceeds from the IPO, the Company repaid the $1 million promissory note plus accrued interest. Interest expense related to the note was approximately $15,000. In addition, the Company recorded a $55,000 charge to interest expense representing the unamortized discount relating to the note.

         The difference between the per share fair value granted to FM/CCP of $4.44 and the per share fair value based on the originally estimated IPO price of $7.00 per share has been recognized as deferred financing cost. Upon repayment of the note, the Company recognized the remaining deferred financing amount as interest expense.

         A principal of FM/CCP, Jerome A. Chazen ("Chazen"), agreed to provide consulting services to the Company for the period ending on the earlier of the three year anniversary date of the equity investment or on the two year anniversary date of the closing of the Company's IPO. The Company is obligated to pay Chazen an aggregate of $150,000, payable on or before the expiration of the consulting term. Pursuant to this agreement, the Company recognized consulting expense of $110,000 for the twelve months ended December 31, 1999.

         Additionally, Chazen received options to purchase up to 5% ownership interest in the Company in consideration for his consulting services. These options vest over three years and expire on the fifth anniversary of the grant date. The vesting period accelerated upon the closing of the Company's IPO, such that 50% became exercisable upon consummation of the IPO, an additional 16% becomes exercisable on March 1, 2000, and the balance becomes exercisable in equal monthly installments over the one year period commencing March 2, 2000. Chazen received 135,000 options at an exercise price of $1.11 per share and 107,500 options at an exercise price of $3.25 per share. All grants of options to individuals other than those considered employees must be accounted for under SFAS No. 123. Under SFAS No. 123, the fair value of these options as of the date of grant, using the Black-Scholes pricing model, was $1,987,000. The fair value will be recognized as consulting expense over the term of the consulting agreement. The future exercising of 135,000 of these options and the warrants referred to above will not dilute the original 5% ownership interest purchased by FM/CCP and Chazen. As a result, if these options and warrants are exercised in full, FM/CCP and Chazen will receive an additional 5,000 and 7,500 shares of common stock, respectively. The Company recognized $106,000 and $1,284,000 of non-cash consulting expense in connection with these options and warrants for the year ended December 31, 1999, respectively. In connection with this transaction, Chazen joined the Company's Board of Directors.

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

         On April 22, 1999, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and one of the leading mall developers in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in the Company (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn are convertible into an aggregate of 824,084 common shares and the Warrants can be exercised to purchase 924,898 common shares. The Preferred Stock is convertible for one year beginning on the first anniversary of the closing of the IPO by the Company and, based on the $13.00 per share initial public offering price, the effective conversion price of the Preferred Stock was $9.00 per share and the exercise price of the Warrants was $13.00 per share. Upon closing of Taubman's investment, the Company allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, and was allocated to additional paid-in capital upon closing of the IPO and will be accreted to the book value of the Preferred Stock. The accretion period will be one year, beginning on the date of closing of the IPO. For the twelve months ended December 31, 1999, the Company accreted $3,101,000 to the book value of the Preferred Stock. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined the Company's Board of Directors.

6. Unaudited Pro Forma Information

Income Taxes

         The accompanying financial statements reflect a provision for income taxes on a pro forma basis as if the Company was liable for Federal, state and local income taxes as an accrual basis taxable corporate entity throughout the years presented.

         The following summarizes the pro forma income tax provision for the years ended December 31,:

                                                        1999             1998
                                                     ----------       ----------
Current
    Federal                                          $       --       $    3,000
    State and local                                          --            1,000
                                                     ----------       ----------

       Total income tax provision                    $       --       $    4,000
                                                     ==========       ==========

Deferred
    Federal                                          $1,674,000       $    1,000
    State and local                                   1,383,000            1,000
                                                     ----------       ----------

                                                     $3,057,000       $    2,000
                                                     ==========       ==========

         The net deferred tax asset at December 31, 1999 and 1998 consists of the following:

                                                     1999                1998
                                                 -----------          ---------

Net operating loss carryforwards                 $ 1,674,000          $      --
Deferred compensation                              1,386,000                 --
Other                                                 (3,000)             2,000
                                                 -----------          ---------


Total deferred tax assets                          3,057,000              2,000
Less: valuation allowance                         (3,057,000)            (2,000)
                                                 -----------          ---------

Deferred tax assets, net                         $        --          $      --
                                                 ===========          =========

         The Company has a net operating loss carryforward of approximately $3,000,000 for income tax purposes expiring through 2020. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainties regarding realization of benefits from these future tax deductions. As a result of the provisions of Internal Revenue Code Section 382, a significant portion of these net operating loss carryforwards may be subject to limitation on future utilization.

7. Net (Loss) Income per Share

         A reconciliation between the numerator and denominator of basic and diluted net loss per share is as follows:

                                                          For the Years Ended December 31
                                                          -------------------------------
                                                               1999           1998
                                                            -----------    -----------
Numerator:
         Net (loss) income                                  $(6,282,000)   $    14,000

Accretion of beneficial conversion feature of convertible
     preferred stock                                         (3,101,000)             -
                                                            -----------    -----------

Net (loss) income available to common shareholders          $(9,383,000)   $    14,000
                                                            ===========    ===========


PRO FORMA PER SHARE INFORMATION

         As a result of the Company's reorganization from a limited liability company to a C corporation, the pro forma per share data has been computed using the weighted average number of common shares outstanding during the period assuming the Company was a C corporation since inception. Accordingly, the Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted loss per share requires that all equity instruments issued at normal prices prior to the effective date of an initial public offering be included in the calculation of basic and diluted loss per share as if they were outstanding for all periods presented whether or not the impact is dilutive. Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents, composed of common shares issuable upon the exercise of stock options and warrants and upon conversion of manditorily redeemable preferred stock, are included in the net loss per share to the extent such shares are dilutive.

(Unaudited):
Denominator:
Pro-forma basic and diluted weighted-average shares           6,250,000      4,500,000
                                                            ===========    ===========

Pro-forma basic and diluted earnings per common share       $     (1.50)   $         -
                                                            ===========    ===========

Pro-forma diluted weighted-average shares                     6,250,000      4,500,000
                                                            ===========    ===========

Pro-forma diluted earnings per common share                 $     (1.50)   $         -
                                                            ===========    ===========

         The effect of the exercise of certain warrants and options issued during 1999 are not included, as their effect on diluted earnings per share would be anti-dilutive.

8. Related Party Transactions

         The Company, in accordance with its month-to-month sublease arrangement, utilizes approximately 7,500 square feet of office space subleased from Richard A. Eisner and Company, LLP, a limited liability partnership and founding member of IFM. Rent expense for the years ended December 31, 1999 and 1998 was approximately $211,000 and $34,000, respectively.

          On March 2, 1999, the Company entered into a consulting agreement (the "Consulting Agreement") with Jerome Chazen, the sole owner of FM/CCP, Inc., which is the manager of FM/CCP Investment Partners, LLC. The Consulting Agreement, which expires on May 26, 2001, provides that Mr. Chazen shall provide consulting services to the Company aggregating at least 30 hours per month. In addition, Mr. Chazen agreed to become a director. Mr. Chazen receives an aggregate of $150,000 over the term of the Consulting Agreement plus five-year options to purchase 242,500 shares of common stock.

9. Stock Option Plan

         The Company adopted the 1999 Stock Option Plan (the "1999 Plan") in May 1999. The 1999 Plan provides for the grant of options to purchase up to, but not in excess of, 1,125,000 shares of common stock to the Company's officers, directors, agents, consultants and independent contractors. Options may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code, or non-qualified options. Incentive stock options may be granted only to the Company's employees while non-qualified options may be granted to non-employee directors and consultants.

         The 1999 Plan is administered by a committee selected by the Board of Directors or by the Board of Directors (the "Administrator"), which determines, among other things, those individuals who receive options, the time period during which the options may be exercised, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

         The exercise price per share of common stock subject to an incentive option may not be less than the fair market value per share of common stock on the date the options are granted. The per share exercise price of the common stock subject to non-qualified options may be established by the Administrator. If the aggregate fair market value, as determined as the date the options are granted, of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year exceeds $100,000, such stock options shall be treated, to the extent of such excess, as an option which does not qualify as an incentive stock option. No person who owns, directly or indirectly, at the time of the granting of incentive stock options to such person, 10% or more of the total combined voting power of all classes of stock of the company (a "10% Shareholder") shall be eligible to receive any incentive stock options under the 1999 Plan unless the exercise price is at least 110% of the fair market value of the shares of common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to such limitation.

         No stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment other than by death, retirement, permanent and total disability, unless extended by the Administrator on or before such employee's date of termination of employment, the optionee will have no more than three months after such termination during which the optionee shall be entitled to exercise all or any part of such employee's option, unless otherwise determined by the Administrator. Upon termination of employment of an optionee by reason of death, retirement, permanent and total disability, such optionee's options remain exercisable for one year thereafter to the extent such options were exercisable on the date of such termination.

         Options under the 1999 Plan must be issued within ten years from the effective date of the Plan. Incentive stock options granted under the 1999 Plan cannot be exercised more than ten years from the date of grant. Incentive stock options issued to a 19% Shareholder are limited to five-year terms. All options granted under the 1999 Plan will provide for the payment of the exercise price in cash or check or by delivery to us of shares of common stock having fair value equal to the exercise price of the options being exercised, or by a combination of such methods, or by such other methods approved by the Administrator pursuant to the 1999 Plan. Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and may theoretically exercise all of such optionee's stock options with no investment.

         Stock option activity for the year ended December 31, 1999 is as follows:

                                                             Weighted Average
                                                            Exercise Price Per
Activity                                       Shares             Share
--------                                       ------             -----

Shares outstanding at 1/1/99                   -------            ------
Shares granted in 1999                         352,250            $ 8.54
Shares cancelled in 1999                       100,500            $10.53
Shares exercised in 1999                       -------            ------


Shares outstanding at 12/31/99                 251,750            $ 7.74
                                               -------            ------
Shares exercisable at 12/31/99                 192,750            $ 6.45
                                               =======            ======

         The following table summarizes information about shares under option at December 31, 1999:

                             Stock Options Outstanding                           Options Exercisable
                             -------------------------                           -------------------

                                  Weighted average
     Range of                        remaining           Weighted                          Weighted average
     exercise        Number of      contractual           average           Number of          Exercise
      prices          options          life            exercise price     stock options          price
      ------          -------          ----            --------------     -------------          -----
   $5.00-$7.00        190,750           10                 $6.77             182,750             $6.09

      $13.00           61,000           10                $13.00              10,000            $13.00

   $5.00-$13.00       251,750           10                 $7.74             192,750             $6.45


         The Company has elected to follow Accounting Principles Board Option No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employees stock options. Therefore, no compensation cost has been recognized.

         The Company has reflected below the 1999 earnings as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999: a five year expected life; a volatility rate of 93%; risk-free interest rate of 5.56%; and no dividend payments.

                                            For the year ended
                                            December 31, 1999
                                            -----------------

Net (loss):
As reported                                  $  6,282,000

Pro forma                                       7,029,000
                                             ------------
Basic and diluted earnings
Per share:

As reported                                  $      (1.01)

Pro forma                                    $      (1.12)


10.  Commitments and Contingencies

         The Company is not a party to any material legal proceedings, but in its normal course of business, may be subject to certain litigation. In the opening of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

         The Company entered into a three-year employment agreement with Benjamin Narasin, effective as of May 26, 1999, pursuant to which Mr. Narasin shall serve as Chief Executive Officer, President and Chairman of the Board and received a salary of $180,000 during 1999 and for 2000 will receive $238,225. Such base salary will be subject to additional increases and bonuses within the discretion of the Board of Directors which will take into account, among other things, the Company's performance and the performance, duties and responsibilities of Mr. Narasin. The Company also agreed to pay for certain life insurance for the benefit of Mr. Narasin's family which is still due and to indemnify him and his minor son, Grant Narasin, for tax liabilities arising from our reorganization into a C corporation. Mr. Narasin may terminate the agreement and receive three times his compensation, including bonuses earned during the previous twelve months, and his compensation for the balance of the term.

         A principal of FM/CCP, Jerome A. Chazen ("Chazen"), agreed to provide consulting services to the Company for the period ending on the earlier of the three year anniversary date of the equity investment or on the two year anniversary date of the closing of the Company's IPO. The Company is obligated to pay Chazen an aggregate of $150,000, payable on or before the expiration of the consulting term. Pursuant to this agreement, the Company recognized consulting expense of $110,000 for the twelve months ended December 31, 1999.

11. Subsequent Event

         In February 2000, the Company entered into an arrangement with Capital Factors, a factoring company, whereby the Company has appointed and assigned all trade accounts receivable to Capital Factors for collection at a factoring commission equal to eighty-five hundredths (.85%) of the first $5,000,000 of gross invoices. The Company is required to account for these transactions in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    fashionmall.com, Inc.


                             By:
                                    Benjamin Narasin
                                    Chief Executive Officer
                                    and President and Chairman
                                    of the Board of Directors

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                        Title                    Date
     ---------                        -----                    ----

                               Chief Executive Officer,
     Benjamin Narasin          President and Chairman          April 7, 2000
                               of the Board of Directors

     Barry Scheckner           Acting Chief Financial
                               Officer                         April 7, 2000

     Stephen P. Burke          Controller                      April 7, 2000

     Richard Marcus            Director                        April 7, 2000

     Jerome Chazen             Director                        April 7, 2000

     Robert S. Taubman         Director                        April 7, 2000





Exhibit 27 -   Financial Data Schedule
Item 601(c) of Regulation S-B