Form 10QSB
period 2000-03-31
FASHIONMALL COM INC
filed 2000-05-15
CIK 1081202

================================================================================

                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Transitional Small Business Disclosure Format (check one) Yes / / No /x/

The number of shares of common stock, $.01 par value, outstanding as of May 15, 2000 was 7,500,000.

================================================================================
                              fashionmall.com, Inc.

                                   Form 10-QSB

                                      Index

      Index to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
        December 31, 1999.....................................................3

        Consolidated Statements of Operations for the three months ended
        March 31, 2000 (unaudited) and 1999...................................4

        Consolidated Statements of Cash Flows for the three months ended
        March 31, 2000 (unaudited) and 1999...................................5

        Notes to Unaudited Consolidated Financial Statements..................6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations ............................................9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ...................................................13

Item 2. Changes in Securities and Use of Proceeds ...........................13

Item 3. Defaults Upon Senior Securities .....................................13

Item 4. Submission of Matters to a Vote of Securities Holders................13

Item 5. Other Information ...................................................13

Item 6. Exhibits and Reports on Form 8-K ....................................13

        Signatures...........................................................14

        Financial Data Schedule .............................................15
                              fashionmall.com, Inc.

                           Consolidated Balance Sheets

                                                                                                    March 31,          December 31,
                                                                                                      2000                 1999
                                                                                                  ------------         ------------
                                                                                                  (Unaudited)
                                             Assets
CURRENT ASSETS
    Cash and cash equivalents                                                                     $ 37,435,000         $ 34,114,000
    Marketable securities                                                                            2,095,000            7,452,000
    Accounts receivable, net of an allowance of $217,000
        and $232,000, respectively                                                                   1,102,000              797,000
    Inventories, net of a reserve of  $100,000 and $100,000, respectively                              115,000              191,000
    Prepaid expenses and other current assets                                                          220,000              434,000
                                                                                                  ---------------------------------
                                Total current assets                                                40,967,000           42,988,000
                                                                                                  ---------------------------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $47,000
       and $36,000, respectively                                                                       224,000              223,000
CAPITALIZED SOFTWARE COSTS- net of accumulated amortization of $91,000
       and $52,000, respectively                                                                       278,000              310,000
OTHER ASSETS                                                                                            17,000               20,000
                                                                                                  ---------------------------------

                                          Total assets                                            $ 41,486,000         $ 43,541,000
                                                                                                  =================================

                         Liabilities and Stockholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                                               $  3,489,000         $  2,784,000
    Accrued expenses                                                                                   309,000              295,000
   Customer deposits                                                                                    16,000               14,000
   Deferred revenue                                                                                     25,000               25,000
                                                                                                  ---------------------------------
                                      Total liabilities                                              3,839,000            3,118,000
                                                                                                  ---------------------------------

COMMITMENTS AND CONTINGENCIES  (Note 6)

STOCKHOLDERS' EQUITY
   Convertible preferred stock - $.01 par value; 3,000,000 shares
        authorized; 824,084 shares issued and outstanding                                                8,000                8,000
   Common stock - $.01 par value; 35,000,000 shares authorized;
         7,500,000 shares issued and outstanding                                                        75,000               75,000
   Additional paid-in capital                                                                       50,670,000           49,396,000
   Unrealized gain on marketable securities available for sale, net of tax                               4,000               46,000
   Accumulated deficit                                                                             (13,110,000)          (9,102,000)
                                                                                                  ---------------------------------
                       Total stockholders' equity                                                   37,647,000           40,423,000
                                                                                                  ---------------------------------

                       Total liabilities and stockholders' equity                                 $ 41,486,000         $ 43,541,000
                                                                                                  =================================

      The accompanying notes are an integral part of these consolidated balance sheets.

                              fashionmall.com, Inc.
                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                  March 31,     March 31,
                                                                    2000          1999
                                                                -----------    -----------

SITE REVENUES                                                   $ 1,318,000    $   770,000

COSTS AND EXPENSES:
   Site development, merchandise and content                        206,000        102,000
   Advertising and marketing                                      2,749,000        311,000
   Selling expense                                                  247,000         72,000
   General and administrative                                     1,375,000        339,000

                                                                -----------    -----------
   Total costs and expenses                                       4,577,000        824,000
                                                                -----------    -----------

(Loss) income from operations                                    (3,259,000)       (54,000)
                                                                -----------    -----------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                     414,000          8,000
   Interest expense and other financing costs                            --             --
                                                                -----------    -----------
Total other income and (expense)                                    414,000          8,000
                                                                -----------    -----------

Net (loss) income                                               $(2,845,000)   $   (46,000)
                                                                ===========    ===========

PRO FORMA NET INCOME DATA (Unaudited):

Net (loss) Income before provision for income taxes             $(2,845,000)   $   (46,000)
                                                                ===========    ===========

Pro forma income tax provision (benefit)                                 --        (20,000)
                                                                -----------    -----------

Pro forma net (loss) Income                                     $(2,845,000)   $   (26,000)

PRO FORMA PER SHARE INFORMATION

 Basic and diluted earnings per share                           $     (0.53)   $     (0.01)
                                                                ===========    ===========
 Basic and diluted weighted average common shares outstanding
                                                                  7,500,000      4,500,000
                                                                ===========    ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                              fashionmall.com, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          March 31,       March 31,
                                                                                            2000            1999
                                                                                         ------------    ------------

Operating Activities
Net (loss) income                                                                        $ (2,845,000)   $    (46,000)
Adjustments to reconcile net (loss) income to net cash
(used for) provided by operating activities:
Bad debt                                                                                       90,000              --
Depreciation and amortization                                                                  50,000           9,000
Unrealized gain on available for-sale securities                                               (7,000)             --
 Non-cash compensation expense                                                                111,000          74,000
Changes in operating assets and liabilities:
   Accounts receivable                                                                       (395,000)       (168,000)
   Inventory                                                                                   76,000         (57,000)
   Prepaid expenses and other assets                                                          216,000        (317,000)
   Accounts payable                                                                           705,000         142,000
   Accrued expenses                                                                            14,000         322,000
   Customer deposits                                                                            2,000          17,000
   Deferred revenue                                                                                --          (4,000)
                                                                                         ------------    ------------
   Net cash (used in) operating activities                                                 (1,983,000)        (28,000)
                                                                                         ------------    ------------

Investing Activities
Maturities of marketable securities                                                         5,323,000              --
Purchase of property and equipment                                                            (12,000)         (3,000)
Software development costs                                                                     (7,000)             --
                                                                                         ------------    ------------
   Net cash provided by (used in) investing activities                                      5,304,000          (3,000)
                                                                                         ------------    ------------

Financing Activities
(Repayment ) proceeds of loans                                                                     --         948,000
Capital contributions                                                                              --         876,000
                                                                                         ------------    ------------
     Net cash provided by financing activities                                                     --       1,824,000
                                                                                         ------------    ------------

Increase in cash and cash equivalents                                                       3,321,000       1,793,000
Cash and cash equivalents - beginning of period                                            34,114,000          82,000
                                                                                         ------------    ------------

Cash and cash equivalents- end of period                                                 $ 37,435,000    $  1,875,000
                                                                                         ============    ============

Supplemental Cash Flow Information

Cash paid during the period for:
     Taxes                                                                               $    269,000    $         --
Non-cash operating, investing and financing activities:
     Fair value of warrants issued in connection with loan to related party                        --          56,000
     Incremental difference between issue price and fair value of capital contribution             --         576,000
     Revenue generated from barter contracts                                                  131,000         348,000
     Advertising and consulting expenses incurred related to barter contracts                 152,000         272,000

                              fashionmall.com, Inc.

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 2000

1. Description of Business

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

      The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 1999 included in the Company's Form 10-KSB. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation of the results for the periods presented.

      The results of operations presented for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and subsidiaries, all significant intercompany balances and transactions have been eliminated.

2. Revenue Recognition

      The Company's primary source of revenue is from tenant fees. Manufacturers, retailers, magazines and others pay fees to the Company to lease space on the fashionmall.com web site. Revenues are recognized as services are rendered. The Company recognizes revenue earned from tenant fees in accordance with its customer contracts that specify either a fixed fee or a fee based on performance.

Barter Arrangements

      In January 2000, the Emerging issues Task Force (the "EITF") reached a consensus on EITF Issue 99-17, "Accordance for Advertising Barter Transactions." The EITF agreed that advertising barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue from similar advertising sold in a cash transaction that occurred in the preceding six months with comparable terms, such as length of program, cost and type of advertisement. A cash transaction may be used only once as the basis for providing fair value evidence for a barter transaction. The Company adopted
EITF 99-17 on January 1, 2000.

     The Company's barter revenue for the three months ended March 31, 2000 was approximately $131,000. On a pro forma basis, the Company's barter revenue for the three months ended March 31, 1999 was approximately $320,000 based on the requirements of EITF 99-17.

3. Inventories

      Inventories, which consist of purchased apparel and accessories, are stated at the lower of cost (first-in, first-out) or market value. At March 31, 2000 the Company's inventory valuation allowance was $100,000.

4. Net (Loss) Income per Share

            A reconciliation between the numerator and denominator of basic and diluted net loss per share is as follows:

                                                                             March 31,      March 31,
                                                                               2000           1999
                                                                            -----------    -----------

Numerator:
   Net (loss) income                                                        $(2,845,000)   $   (46,000)

Accretion of beneficial conversion feature of convertible preferred stock
                                                                             (1,163,000)            --
                                                                            -----------    -----------

Net (loss) income available to common shareholders                          $(4,008,000)   $   (46,000)
                                                                            ===========    ===========

      As a result of the Company's reorganization from a limited liability company to a C corporation, the pro forma per share data has been computed using the weighted average number of common shares outstanding during the period assuming the Company was a C corporation since inception. Accordingly, the Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted loss per share requires that all equity instruments issued at normal prices prior to the effective date of an initial public offering be included in the calculation of basic and diluted loss per share as if they were outstanding for all periods presented whether or not the impact is dilutive. Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents, composed of common shares issuable upon the exercise of stock options and warrants and upon conversion of mandatory redeemable preferred stock, are included in the net loss per share to the extent such shares are dilutive.

                                                           March 31,         March 31,
                                                             2000              1999
                                                        --------------    -------------

PRO FORMA PER SHARE INFORMATION
(Unaudited):
Denominator:
Pro-forma basic and diluted weighted-average shares          7,500,000        4,500,000
                                                        ==============    =============

Pro-forma basic and diluted earnings per common share   $        (0.53)   $       (0.01)
                                                        ==============    =============



      The effect of the exercise of certain warrants and options issued during 2000 are not included, as their effect on diluted earnings per share would be anti-dilutive.

5. Comprehensive Income

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

                                                                  Unaudited
                                                           March 31,       March 31,
                                                             2000            1999
                                                          -----------    -----------

Net (loss) income                                         $(2,845,000)   $   (46,000)

Unrealized gains on investments in
   marketable securities available-for-sale, net of tax
                                                               42,000             --
                                                          -----------    -----------

Comprehensive net (loss) income                           $(2,803,000)   $   (46,000)
                                                          ===========    ===========

6. Commitments and Contingencies

            The Company is not a party to any material legal proceedings, but in its normal course of business, may be subject to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto.

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

Overview

      We intend to continue to develop strategic alliances and advertising and marketing efforts, to build further brand awareness for the fashionmall.com brand as well as increase traffic to our website. The Company believes that these efforts will further enhance the existing tenant base and, in turn, create more consumer traffic and additional tenant revenues.

Results of Operations

Three Months Ended March 31, 2000 vs. Three Months Ended March 31, 1999

      Site Revenues. Total revenues increased by $548,000 or 71% to $1,318,000 for the three months ended March 31, 2000 as compared to $770,000 for the three months ended March 31, 1999. Barter revenue decreased by $217,000 or 62 % to $131,000 for the three months ended March 31, 2000 from $348,000 for the three months ended March 31, 1999. Barter revenue represented 10% and 45% of total revenues for the three months ended March 31, 2000 and March 31, 1999, respectively. The revenue increase was due to increased industry acceptance of the fashionmall.com model resulting in additional new clients and increased rates for space on fashionmall.com based on traffic growth.

      Costs and Expenses. Total expenses of the business increased by $3,753,000 or 455% to $4,577,000 for the three months ended March 31, 2000 from $824,000 for the three months ended March 31, 1999. During the three months ended March 31, 2000, the Company incurred non-cash compensation charges in connection with the Chazen options of approximately $111,000 and will continue to incur these charges each of the next five (5) quarters. The remaining increase was due to increased expenditures for technical staff, advertising, equipment and infrastructure development to support the growth of our business.

      Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses increased by $104,000 or 102% to $206,000 for the three months ended March 31, 2000 from $102,000 for the three months ended March 31, 1999. The increase was primarily due to the purchasing for merchandise from OutletMall.com.

      Advertising and Marketing Expenses. Advertising and marketing expenses increased by $2,438,000 or 784% to $2,749,000 for the three months ended March 31, 2000 from $311,000 for the three months ended March 31, 1999. The increase was primarily due to increased print, outdoor and other advertising on behalf of the fashionmall.com brand as well as online banner advertising programs.

      Selling Expenses. Selling expenses increased by $175,000 or 243% to $247,000 for the three months ended March 31, 2000 from $72,000 for the three months ended March 31, 1999. The selling expense increase was primarily due to increasing our sales force. These expenses are expected to continue to increase as we pursue our growth strategy and hire additional sales personnel.

      General and Administrative Expenses. General and administrative expenses increased by $1,036,000 or 306% to $1,375,000 for the three months ended March 31, 2000, from $339,000 for the three months ended March 31, 1999. During the three months ended March 31, 2000, we incurred non-cash compensation charges in connection with the Chazen options of approximately $111,000 and will continue to incur these charges each of the next five (5) quarters. The remaining increase was primarily due to increased consulting and payroll expenses associated with the management team and additional support staff required by our growth. We expect these expenses to increase substantially as additional personnel are hired and additional expenses are incurred.

      Other Income and Expense. Interest and dividend income increased by $406,000 or 5075% to $414,000 for the three months ended March 31, 2000 from $8,000 for the three months ended March 31, 1999. During the three months ended March 31, 2000, such amounts were earned primarily from our cash balances and short-term investments. The increase in funds can be attributed to having more funds on hand to invest. We raised approximately $35,000,000, net of related expenses, in connection with the IPO, approximately $7,400,000 as a result of the Taubman investment and approximately $1,000,000, net of the promissory note repayment, as a result of the FM/CCP investment.

Year 2000 Issue

      We are not aware of any year 2000 problems affecting us. The cost for us to address this issue was immaterial. Our contingency plan remains available to us should we need to implement any part. We will continue to monitor our systems and relationships for any potential Year 2000 problems that we have not yet uncovered.

Liquidity and Capital Resources

      From inception, we have financed substantially all of our operations from private investments and the proceeds from our IPO. A lesser portion has been financed with cash generated from operations.

      As of March 31, 2000, we had cash and cash equivalents and marketable securities on hand of $39,530,000. Of this amount, the cash and cash equivalents portion was $37,435,000 and the marketable securities portion was $2,095,000. As of December 31, 1999, cash, cash equivalents and marketable securities were $41,566,000. Of this amount, the cash and cash equivalents portion was $34,114,000 and the marketable securities portion was $7,452,000. The decrease in funds can be attributed to increased expenditures for technical staff, advertising, equipment and infrastructure development to support the growth of our business. We expect that our current cash position without taking revenues into account, based upon our present business model, will be sufficient to meet our cash requirements for at least the next two years.

      Net cash used in operating activities was $1,983,000 for the three months ended March 31, 2000 as compared to net cash used in operating activities of $28,000 for the three months ended March 31, 1999. Net cash used in operating activities for the three months ended March 31, 2000 was primarily due to increased consulting and payroll expenses associated with the management team and additional support staff required by our growth as well as increased expenditures for advertising, equipment and infrastructure development.

      Net cash provided by investing activities was $5,304,000 for the three months ended March 31, 2000 as compared to net cash used in investing activities of $3,000 for the three months ended March 31, 1999. Net cash provided by investing activities for the three months ended year ended March 31, 2000 was due to investments in marketable securities maturing slightly offset by the purchase of software, property and equipment. Net cash used in investing activities for the three months ended March 31, 1999 was due to payments for property and equipment.

      For the three months ended March 31, 2000, we did not have cash flow activity from financing activities as compared to net cash provided by financing activities of $1,824,000 for the three months ended March 31, 1999. Net cash provided by financing activities for the three months ended March 31, 1999 was primarily due to proceeds from the repayment of loans and capital contributions.

      As part of the Taubman investment, we entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and a mall developer in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in our predecessor LLC (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn is convertible into an aggregate of 824,084 common shares and warrants that can be exercised to purchase 924,898 common shares. The Preferred Stock is convertible into 824,084 shares of common stock for one year beginning on May 26, 2000 at an effective conversion price of $9.00 per share and the exercise price of the warrants is $13.00 per share. Upon closing of Taubman's investment (the "Taubman Investment"), we allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, to be allocated to additional paid-in capital and accreted to the book value of the Preferred Stock. The accretion period will be one year, which began on May 26, 1999. As of March 31, 2000, $4,264,000 was accreted to the book value of the Preferred Stock. Over the one-year accretion period, earnings per share will be negatively impacted by the beneficial conversion feature amount of $5,040,000. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined our Board of Directors.

      Certain Factors That May Affect Future Results

      From time to time, information provided by us, statements made by its employees or information included in its filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements, which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, potential transactions and other risk factors detailed in this Quarterly Report on Form 10-QSB and in our other Securities and Exchange Commission filings.

      Market Risks

      The Company did not have material changes in risk for the three months ended March 31, 2000.

      Please refer to the company's 10KSB and Prospectus for discussion on risk factors affecting the company.

Part 2. Other Information

Item 1. Legal Proceedings

      Not applicable

Item 2. Changes in Securities and Use of Proceeds

      Not applicable

Item 3. Defaults Upon Senior Securities

      Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

      Not applicable

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is included herein:

      Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      fashionmall.com, Inc.
      (Registrant)

      Signature                     Title                       Date
      ---------                     -----                       ----

      Benjamin Narasin       Chief Executive Officer,
                             President and Chairman             May 15, 2000
                             of the Board of Directors

      Barry Scheckner        Acting Chief Financial             May 15, 2000
                             Officer

      Stephen P. Burke       Controller                         May 15, 2000