Form 10QSB
period 2000-06-30
FASHIONMALL COM INC
filed 2000-08-15
CIK 1081202

================================================================================


                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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

                                 Yes X    No
                                    ---     ---

Transitional Small Business Disclosure Format (check one)

                                 Yes      No X
                                    ---     ---

The number of shares of common stock, $.01 par value, outstanding as of August 10, 2000 was 7,500,000.

                              fashionmall.com, Inc.

                                   Form 10-QSB

                                      Index

                   Index to Consolidated Financial Statements

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
         December 31, 1999...............................................................3

         Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999........................................................................4

         Consolidated Statements of Cash Flows (unaudited) for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999........................................................................5

         Notes to Unaudited Consolidated Financial Statements............................6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................................9

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .............................................................14

Item 2.  Changes in Securities and Use of Proceeds .....................................14

Item 3.  Defaults Upon Senior Securities ...............................................14

Item 4.  Submission of Matters to a Vote of Securities Holders .........................14

Item 5.  Other Information .............................................................14

Item 6.  Exhibits and Reports on Form 8-K ..............................................14

         Signatures.....................................................................15

         Financial Data Schedule .......................................................16

                              fashionmall.com, Inc.

                           Consolidated Balance Sheets

                                                                               June 30,      December 31,
                                                                                 2000            1999
                                                                             ------------    ------------
                                                                              (Unaudited)
                                     Assets
                                     ------
CURRENT ASSETS
    Cash and cash equivalents                                                $ 27,109,000    $ 34,114,000
    Marketable securities                                                      10,613,000       7,452,000
    Accounts receivable, net of an allowance of $234,000
        and $232,000, respectively                                              1,154,000         797,000
    Inventories, net of a reserve of  $100,000 and $100,000, respectively         116,000         191,000
    Prepaid expenses and other current assets                                     365,000         434,000
                                                                             ------------    ------------
                                Total current assets                           39,357,000      42,988,000
                                                                             ------------    ------------

PROPERTY AND EQUIPMENT - net of accumulated depreciation of $62,000
       and $36,000, respectively                                                  265,000         223,000
CAPITALIZED SOFTWARE COSTS- net of accumulated amortization of $125,000
       and $52,000, respectively                                                  270,000         310,000
OTHER ASSETS                                                                      858,000          20,000
                                                                             ------------    ------------

                                          Total assets                       $ 40,750,000    $ 43,541,000
                                                                             ============    ============

                      Liabilities and Stockholders' Equity
                      ------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                          $  2,609,000    $  2,784,000
    Accrued expenses                                                              775,000         295,000
   Customer deposits                                                               52,000          14,000
   Deferred revenue                                                                25,000          25,000
                                                                             ------------    ------------
                                      Total liabilities                         3,461,000       3,118,000
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible preferred stock - $.01 par value; 3,000,000 shares
        authorized; 824,084 shares issued and outstanding                           8,000           8,000
   Common stock - $.01 par value; 35,000,000 shares authorized;
         7,500,000 shares issued and outstanding                                   75,000          75,000
   Additional paid-in capital                                                  51,944,000      49,396,000
   Unrealized gain on marketable securities available for sale, net of tax         (3,000)         46,000
   Accumulated deficit                                                        (14,735,000)     (9,102,000)
                                                                             ------------    ------------
                       Total stockholders' equity                              37,289,000      40,423,000
                                                                             ------------    ------------

                       Total liabilities and stockholders' equity            $ 40,750,000    $ 43,541,000
                                                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                              fashionmall.com, Inc.
                      Consolidated Statements of Operations

                                   (Unaudited)

                                                                  Three months ended              Six months ended
                                                               --------------------------    --------------------------
                                                                June 30,        June 30,       June 30,       June 30,
                                                                  2000           1999            2000           1999
                                                               -----------    -----------    -----------    -----------
SITE REVENUES                                                  $ 1,233,000    $   950,000    $ 2,551,000    $ 1,720,000

COSTS AND EXPENSES:
   Site development, merchandise and content                       148,000        242,000        354,000        344,000
   Advertising and marketing                                       642,000        363,000      3,391,000        675,000
   Selling expense                                                 317,000         57,000        564,000        129,000
   General and administrative                                    1,221,000      3,174,000      2,596,000      3,513,000
                                                               -----------    -----------    -----------    -----------
   Total costs and expenses                                      2,328,000      3,836,000      6,905,000      4,661,000
                                                               -----------    -----------    -----------    -----------

 Loss from operations                                           (1,095,000)    (2,886,000)    (4,354,000)    (2,941,000)
                                                               -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                    635,000         52,000      1,049,000         67,000
   Interest expense and other financing costs                           --       (730,000)            --       (737,000)
                                                               -----------    -----------    -----------    -----------
Total other income (expense)                                       635,000       (678,000)     1,049,000       (670,000)
                                                               -----------    -----------    -----------    -----------

Net loss                                                       $  (460,000)   $(3,564,000)   $(3,305,000)   $(3,611,000)
                                                               ===========    ===========    ===========    ===========

NET LOSS DATA:

Net loss available to common shareholders                      $(1,623,000)   $(4,339,000)   $(5,631,000)   $(4,386,000)
                                                               ===========    ===========    ===========    ===========

Basic and diluted earnings per share                           $     (0.22)   $     (0.87)   $     (0.75)   $     (0.88)
                                                               ===========    ===========    ===========    ===========
Basic and diluted weighted average common shares outstanding
                                                                 7,500,000      5,000,000      7,500,000      5,000,000
                                                               ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              fashionmall.com, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                           Three months ended              Six months ended
                                                                      ----------------------------    ----------------------------
                                                                        June 30,        June 30,        June 30,        June 30,
                                                                          2000            1999            2000            1999
                                                                      ------------    ------------    ------------    ------------
Operating Activities
Net loss                                                              $   (460,000)   $ (3,564,000)   $ (3,305,000)   $ (3,611,000)
Adjustments to reconcile net loss to net cash (used for)
provided by operating activities:
Bad debt                                                                    16,000          86,000           1,000         117,000
Depreciation and amortization                                               47,000          10,000          97,000          20,000
Unrealized gain on marketable securities                                    (7,000)             --         (49,000)             --
Non-cash interest expense and other financing                                   --         668,000              --         668,000
costs                                                                           --
Non-cash compensation expense                                              111,000       2,736,000         222,000       2,810,000
Changes in operating assets and liabilities:
   Accounts receivable                                                     (68,000)        (66,000)       (358,000)       (265,000)
   Inventory                                                                (1,000)             --          75,000              --
   Prepaid expenses and other assets                                      (986,000)       (239,000)       (769,000)       (613,000)
   Deferred financing costs                                                     --         397,000              --         397,000
   Accounts payable                                                       (881,000)        288,000        (176,000)        752,000
   Accrued expenses                                                        465,000              --         479,000              --
   Customer deposits                                                        36,000              --          38,000          17,000
   Deferred revenue                                                             --              --              --          (4,000)
                                                                      ------------    ------------    ------------    ------------
   Net cash provided by (used in) operating
    activities                                                          (1,728,000)        316,000      (3,745,000)        288,000
                                                                      ------------    ------------    ------------    ------------

Investing Activities
Marketable securities                                                   (8,518,000)             --      (3,161,000)             --
Purchase of property and equipment                                         (54,000)        (20,000)        (66,000)        (23,000)
Software development costs                                                 (26,000)             --         (33,000)             --
                                                                      ------------    ------------    ------------    ------------
   Net cash provided by (used in) investing activities                  (8,598,000)        (20,000)     (3,260,000)        (23,000)
                                                                      ------------    ------------    ------------    ------------

Financing Activities
Repayment of loans                                                              --      (1,379,000)             --        (431,000)
Initial public offering proceeds                                                --      34,775,000              --      34,775,000
Capital contributions                                                           --       7,417,000              --       8,293,000
                                                                      ------------    ------------    ------------    ------------
    Net cash provided by financing activities                                   --      40,813,000              --      42,637,000
                                                                      ------------    ------------    ------------    ------------

Increase in cash and cash equivalents                                  (10,326,000)     41,109,000      (7,005,000)     42,902,000
Cash and cash equivalents - beginning of period                         37,435,000       1,875,000      34,114,000          82,000
                                                                      ------------    ------------    ------------    ------------

Cash and cash equivalents- end of period                              $ 27,109,000    $ 42,984,000    $ 27,109,000    $ 42,984,000
                                                                      ============    ============    ============    ============

Supplemental Cash Flow Information Cash paid during the period for:
    Taxes and interest                                                $         --    $     15,000    $    269,000    $     15,000
Non-cash operating, investing and financing activities:
    Fair value of warrants issued in connection with loan to
        related party                                                           --              --              --          56,000
    Incremental difference between issue price and fair value
        of capital contribution                                                 --              --              --         576,000
    Fair value of warrants issued in connection with
        convertible preferred stock                                             --       2,377,000              --       2,377,000
    Revenue generated from barter contracts                                120,000         377,000         251,000         725,000
    Advertising and consulting expenses incurred related to
        barter contracts                                                   120,000         355,000         272,000         627,000

                           The accompanying notes are an integral part of these
consolidated financial statements.

                              fashionmall.com, Inc.

              Notes to Unaudited Consolidated Financial Statements

                                  June 30, 2000

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

         The results of operations presented for the three and six months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

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

Barter Arrangements

         In January 2000, the Emerging issues Task Force (the "EITF") reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions." The EITF agreed that advertising barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue from similar advertising sold in a cash transaction that occurred in the preceding six months with comparable terms, such as length of program, cost and type of advertisement. A cash transaction may be used only once as the basis for providing fair value evidence for a barter transaction. The Company adopted EITF 99-17 on January 1, 2000.

         The Company's barter revenue for the three months and six months ended June 30, 2000 was $120,000 and $251,000. On a pro forma basis, the Company's barter revenue for the three months and six months ended June 30, 1999 was $377,000 and $725,000 based on the requirements of EITF 99-17.

3. Inventories

         Inventories, which consist of purchased apparel and accessories, are stated at the lower of cost (first-in, first-out) or market value. At June 30, 2000 the Company's inventory valuation allowance was $100,000.

4. Net  Loss  per Share

         A reconciliation between the numerator and denominator of basic and diluted net loss per share is as follows:

                                                                Three months ended             Six months ended
                                                                    (unaudited)                   (unaudited)
                                                            --------------------------    --------------------------
                                                              June 30,       June 30,       June 30,       June 30,
                                                                2000           1999           2000           1999
                                                            -----------    -----------    -----------    -----------

Numerator:
   Net loss                                                 $  (460,000)   $(3,564,000)   $(3,305,000)   $(3,611,000)
Accretion of beneficial conversion feature of convertible
      preferred stock                                        (1,163,000)      (775,000)    (2,326,000)      (775,000)
                                                            -----------    -----------    -----------    -----------

Net loss available to common shareholders
                                                            $(1,623,000)   $(4,339,000)   $(5,631,000)   $(4,386,000)
                                                            ===========    ===========    ===========    ===========

SUPPLEMENTAL PRO FORMA PER SHARE INFORMATION

Pro-forma weighted-average shares                             7,500,000      5,000,000      7,500,000      5,000,000
Pro-forma earnings per common share                         $     (0.22)   $     (0.87)   $     (0.75)   $     (0.88)

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

                                                  Three months ended            Six months ended
                                                     (unaudited)                   (unaudited)
                                                June 30,      June 30,        June 30,       June 30,
                                                  2000          1999            2000          1999
                                              -----------    -----------    -----------    -----------

Net loss                                      $  (460,000)   $(3,564,000)   $(3,305,000)   $(3,611,000)

Unrealized gains on investments in
   Marketable securities available-for-sale       (45,000)            --         (3,000)            --
                                              -----------    -----------    -----------    -----------

Comprehensive net loss                        $  (505,000)   $(3,564,000)   $(3,308,000)   $(3,611,000)
                                              ===========    ===========    ===========    ===========

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

Results of Operations

Quarter ended June 30, 2000 vs. Quarter ended June 30, 1999

         Site Revenues. Total revenues increased by $283,000, or 30%, to $1,233,000 in the second quarter of 2000 as compared to $950,000 in the second quarter of 1999. Barter revenue decreased by $257,000, or 68%, to $120,000 in the second quarter of 2000 as compared to $377,000 in the second quarter of 1999. Barter revenue represented 10% and 40% of total revenues for the quarters ended June 30, 2000 and 1999, respectively. The revenue increase was due to increased industry acceptance of the fashionmall.com model resulting in additional new clients and sponsors and increased rates for space on fashionmall.com based on traffic growth.

         Costs and Expenses. Total expenses of the business decreased by $1,508,000 or 39% to $2,328,000 for the quarter ended June 30, 2000 from $3,836,000 for the quarter ended June 30, 1999. During the quarter ended June 30, 2000, the Company incurred non-cash compensation charges in connection with the Chazen options of approximately $111,000 and will continue to incur these charges each of the next four (4) quarters. The decrease was due to expenses associated with the initial public offering which took place in the prior year partially offset by increased expenditures for technical staff, advertising, equipment and infrastructure development to support the growth of our business.

         Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses decreased by $94,000 or 39% to $148,000 for the quarter ended June 30, 2000 from $242,000 for the quarter ended June 30, 1999. The decrease was primarily due to decreased purchasing of merchandise for Outletmall.com.

         Advertising and Marketing Expenses. Advertising and marketing expenses increased by $279,000 or 77% to $642,000 for the quarter ended June 30, 2000 from $363,000 for the quarter ended June 30, 1999. The increase was primarily due to increased print, outdoor and other advertising on behalf of the fashionmall.com brand as well as online banner advertising programs.

         Selling Expenses. Selling expenses increased by $260,000 or 456% to $317,000 for the quarter ended June 30, 2000 from $57,000 for the quarter ended June 30, 1999. The selling expense increase was primarily due to increasing our sales force. These expenses are expected to continue to increase as we pursue our growth strategy and hire additional sales personnel.

         General and Administrative Expenses. General and administrative expenses decreased by $1,953,000 or 62% to $1,221,000 for the quarter ended June 30, 2000, from $3,174,000 for the quarter ended June 30, 1999. During the quarter ended June 30, 2000, we incurred non-cash compensation charges in connection with the Chazen options of approximately $111,000 and will continue to incur these charges each of the next four (4) quarters. The remaining decrease was primarily due to the impact of the initial public offering expenses incurred in the second quarter of the prior year partially offset by increases in advertising and staff.

         Other Income and Expense. Interest and dividend income (expense) increased by $1,313,000 or 194% to $635,000 for the quarter ended June 30, 2000 from $(678,000) for the quarter ended June 30, 1999. During the quarter ended June 30, 2000, such amounts were earned primarily from our cash balances and short-term investments. The increase in funds can be attributed to having more funds on hand to invest. We raised approximately $35,000,000, net of related expenses, in connection with the IPO, approximately $7,400,000 as a result of the Taubman investment and approximately $1,000,000, net of the promissory note repayment, as a result of the FM/CCP investment.

Six months ended June 30, 2000 vs. Six months ended June 30, 1999

         Site Revenues. Total revenues increased by $831,000 or 48% to $2,551,000 for the six months ended June 30, 2000 as compared to $1,720,000 for the six months ended June 30, 1999. Barter revenue decreased by $474,000 or 65 % to $251,000 for the six months ended June 30, 2000 from $725,000 for the six months ended June 30, 1999. Barter revenue represented 10% and 42% of total revenues for the six months ended June 30, 2000 and June 30, 1999, respectively. The revenue increase was due to increased industry acceptance of the fashionmall.com model resulting in additional new clients and increased rates for space on fashionmall.com based on traffic growth.

         Costs and Expenses. Total expenses of the business increased by $2,244,000 or 48% to $6,905,000 for the six months ended June 30, 2000 from $4,661,000 for the six months ended June 30, 1999. During the six months ended June 30, 2000, the Company incurred non-cash compensation charges in connection with the Chazen options of approximately $222,000 and will continue to incur these charges each of the next four (4) quarters. The increase was due to increased expenditures for technical staff and advertising partially offset by the expenditures related to the initial public offering in the prior year.

         Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses increased by $10,000 or 3% to $354,000 for the six months ended June 30, 2000 from $344,000 for the six months ended June 30, 1999. The increase was primarily due to the purchasing of merchandise for Outletmall.com.

         Advertising and Marketing Expenses. Advertising and marketing expenses increased by $2,716,000 or 402% to $3,391,000 for the six months ended June 30, 2000 from $675,000 for the six months ended June 30, 1999. The increase was primarily due to increased print, outdoor and other advertising on behalf of the fashionmall.com brand as well as online banner advertising programs.

         Selling Expenses. Selling expenses increased by $435,000 or 337% to $564,000 for the six months ended June 30, 2000 from $129,000 for the six months ended June 30, 1999. The selling expense increase was primarily due to increasing our sales force. These expenses are expected to continue to increase as we pursue our growth strategy and hire additional sales personnel.

         General and Administrative Expenses. General and administrative expenses decreased by $917,000 or 26% to $2,596,000 for the six months ended June 30, 2000, from $3,513,000 for the six months ended June 30, 1999. During the six months ended June 30, 2000, we incurred non-cash compensation charges in connection with the Chazen options of approximately $222,000 and will continue to incur these charges each of the next four (4) quarters. The remaining decrease was primarily due to the initial public offering expenses incurred in the prior year offset, in part, by increased consulting and payroll expenses associated with the management team and additional support staff required by our growth. We expect these expenses to increase as additional personnel are hired.

         Other Income and Expense. Interest and dividend income (expense) increased by $1,719,000 or 257% to $1,049,000 for the six months ended June 30, 2000 from $(670,000) for the six months ended June 30, 1999. During the six months ended June 30, 2000, such amounts were earned primarily from our cash balances and short-term investments. The increase in funds can be attributed to having more funds on hand to invest. We raised approximately $35,000,000, net of related expenses, in connection with the IPO, approximately $7,400,000 as a result of the Taubman investment and approximately $1,000,000, net of the promissory note repayment, as a result of the FM/CCP investment.


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

         As of June 30, 2000, we had cash and cash equivalents and marketable securities on hand of $37,722,000. Of this amount, the cash and cash equivalents portion was $27,109,000 and the marketable securities portion was $10,613,000. As of December 31, 1999, cash, cash equivalents and marketable securities were $41,566,000. Of this amount, the cash and cash equivalents portion was $34,114,000 and the marketable securities portion was $7,452,000. The decrease in funds can be attributed to increased expenditures for technical staff, advertising, equipment and infrastructure development to support the growth of our business. We expect that our current cash position without taking revenues into account, based upon our present business model, will be sufficient to meet our cash requirements for at least the next two years.

         Net cash used in operating activities was $(3,745,000) for the six months ended June 30, 2000 as compared to net cash provided by operating activities of $288,000 for the six months ended June 30, 1999. Net cash used in operating activities for the six months ended June 30, 2000 was primarily due to increased consulting and payroll expenses associated with the management team and additional support staff required by our growth as well as increased expenditures for advertising, equipment and infrastructure development.

         Net cash used in investing activities was $(3,260,000) for the six months ended June 30, 2000 as compared to net cash used in investing activities of $(23,000) for the six months ended June 30, 1999. Net cash used in investing activities for the six months ended year ended June 30, 2000 was due to the purchase of marketable securities and the purchase of software, property and equipment. Net cash used in investing activities for the six months ended June 30, 1999 was due to payments for property and equipment.

         Net cash provided by financing activities was $0 for the six months ended June 30, 2000 as compared to net cash provided by financing activities of $42,637,000 for the six months ended June 30, 1999. Net cash provided by financing activities for the six months ended June 30, 1999 was primarily due to the proceeds from the repayment of loans and capital contributions.

         As part of the Taubman investment, we entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and a mall developer in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in our predecessor LLC (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn is convertible into an aggregate of 824,084 common shares and warrants that can be exercised to purchase 924,898 common shares. The Preferred Stock is convertible into 824,084 shares of common stock for one year beginning on May 26, 2000 at an effective conversion price of $9.00 per share and the exercise price of the warrants is $13.00 per share. Upon closing of Taubman's investment (the "Taubman Investment"), we allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, to be allocated to additional paid-in capital and accreted to the book value of the Preferred Stock. The accretion period will be one year, which began on May 26, 1999. As of June 30, 2000, $4,264,000 was accreted to the book value of the Preferred Stock. Over the one-year accretion period, earnings per share will be negatively impacted by the beneficial conversion feature amount of $5,040,000. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined our Board of Directors.

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

Market Risks

         The Company did not have material changes in risk for the six months ended June 30, 2000. Please refer to the Company's Form 10KSB and Prospectus for a discussion on risk factors affecting the Company.

Part 2. Other Information

Item 1. Legal Proceedings

         Not applicable

Item 2. Changes in Securities and Use of Proceeds

         Not applicable

Item 3. Defaults Upon Senior Securities

         Not applicable

Item 4. Submission of Matters to a Vote of Securities Holders

         The company held its annual meeting of stockholders on June 30, 2000. The following items were voted on:

         1. Election of the Board of Directors

              Name                     For            Against
         Benjamin Narisan          6,232,258           55,785
         Jerome Chazen             6,232,258           55,785
         Richard Marcus            6,232,258           55,785
         Robert S. Taubman         6,232,258           55,785

         2. Ratification of the appointment of Arthur Andersen LLP

                                       For            Against
                                   6,187,745           63,851

Item 5. Other Information

         Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is included herein:

         Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fashionmall.com, Inc.
(Registrant)


By:



    Signature                   Title                         Date
    ---------                   -----                         ----

Benjamin Narasin       Chief Executive Officer,           August 14, 2000
                       President and Chairman
                       of the Board of Directors

Barry Scheckner        Acting Chief Financial             August 14, 2000
                       Officer