Form 10QSB
period 2000-09-30
FASHIONMALL COM INC
filed 2000-11-17
CIK 1081202

================================================================================


                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000
                                               ------------------

                         Commission file number 0-26151
                                                -------

                              fashionmall.com, Inc.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                            06-1544139
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                     575 Madison Avenue, New York, NY 10022
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (212) 891-6064
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




The number of shares of common stock, $.01 par value, outstanding as of November 7, 2000 was 7,500,000.



================================================================================

                                   Form 10-QSB

                                      Index


                           PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
                December 31, 1999................................................................3

            Consolidated Statements of Operations (unaudited) for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30,
                2000 and 1999....................................................................4

            Consolidated Statements of Cash Flows (unaudited) for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30,
                2000 and 1999....................................................................5

            Notes to Unaudited Consolidated Financial Statements.................................6

Item 2.     Management's Discussion and Analysis or Plan of Operations...........................9

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings ..................................................................14

Item 6.     Exhibits and Reports on Form 8-K ...................................................14

            Signatures..........................................................................15

            Financial Data Schedule.............................................................15


                              fashionmall.com, Inc.
                           Consolidated Balance Sheets

                                                                                   September 30,      December 31,
                                                                                       2000               1999
                                                                                   ------------        -----------
                                                                                    (Unaudited)
                                             Assets
CURRENT ASSETS
    Cash and cash equivalents                                                      $ 26,960,000        $34,114,000
    Marketable securities                                                             8,256,000          7,452,000

    Accounts receivable, net of an allowance of  $327,000
        and $232,000, respectively                                                      994,000            797,000

    Inventories, net of a reserve of  $0 and $100,000, respectively                          --            191,000
    Prepaid expenses and other current assets                                           498,000            434,000
                                                                                   ------------        -----------
                                Total current assets                                 36,708,000         42,988,000
                                                                                   ------------        -----------

INVESTMENTS                                                                           1,728,000                 --
PROPERTY AND EQUIPMENT - net of accumulated depreciation of $80,000
       and $36,000, respectively                                                        259,000            223,000

CAPITALIZED SOFTWARE COSTS - net of accumulated amortization of $150,000
       and $52,000, respectively                                                        246,000            310,000

OTHER ASSETS                                                                            751,000             20,000
                                                                                   ------------        -----------
                                          Total assets                             $ 39,692,000        $43,541,000
                                                                                   ============        ===========

                         Liabilities and Stockholders' Equity
CURRENT LIABILITIES
   Accounts payable                                                                 $ 1,921,000         $2,784,000
   Accrued expenses                                                                   1,112,000            295,000
   Customer deposits                                                                     84,000             14,000
   Deferred revenue                                                                          --             25,000
                                                                                   ------------        -----------
                                      Total liabilities                               3,117,000          3,118,000
                                                                                   ------------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible preferred stock - $.01 par value; 3,000,000 shares authorized;
        824,084 shares issued and outstanding                                             8,000              8,000

   Common stock - $.01 par value; 35,000,000 shares authorized; 7,500,000 shares
         issued and outstanding                                                          75,000             75,000

   Additional paid-in capital                                                        51,668,000         49,396,000
   Unrealized gain on marketable securities available for sale, net of tax               17,000             46,000
   Accumulated deficit                                                              (15,193.000)        (9,102,000)
                                                                                   ------------        -----------
                       Total stockholders' equity                                    36,575,000         40,423,000
                                                                                   ------------        -----------
                       Total liabilities and stockholders' equity                   $39,692,000        $43,541,000
                                                                                   ============        ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                              fashionmall.com, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three months ended                       Nine months ended
                                                      --------------------------------        ----------------------------------
                                                      September 30,      September 30,        September 30,        September 30,
                                                          2000                1999                2000                 1999
                                                      -------------      -------------        -------------        -------------
SITE REVENUES                                          $ 1,127,000          $ 889,000          $ 3,678,000          $ 2,609,000

COSTS AND EXPENSES:
   Site development, merchandise and content               416,000            176,000              649,000              520,000
   Advertising and marketing                               533,000            922,000            3,924,000            1,597,000
   Selling expense                                         430,000            114,000              994,000              243,000
   General and administrative                            1,332,000            879,000            3,979,000            4,392,000
                                                       -----------        -----------          -----------          -----------
   Total costs and expenses                              2,711,000          2,091,000            9,546,000            6,752,000
                                                       -----------        -----------          -----------          -----------

 Loss from operations                                  (1,584,000)         (1,202,000)          (5,868,000)          (4,143,000)
                                                       -----------        -----------          -----------          -----------

OTHER INCOME (EXPENSE):
   Interest and dividend income                            651,000            705,000            1,699,000              772,000
   Interest expense and other financing costs                  --                  --                   --             (737,000)
                                                       -----------        -----------          -----------          -----------
Total other income (expense)                               651,000            705,000            1,699,000               35,000
                                                       -----------        -----------          -----------          -----------

Net loss                                               $  (933,000)       $  (497,000)         $(4,169,000)         $(4,108,000)
                                                       ===========        ===========          ===========          ===========

NET LOSS DATA:

Net loss available to common shareholders              $  (933,000)       $(1,660,000)         $(6,108,000)         $(6,046,000)
                                                       ===========        ===========          ===========          ===========

Basic and diluted earnings per share                        $(0.12)            $(0.22)              $(0.81)              $(1.04)
                                                       ===========        ===========          ===========          ===========
Basic and diluted weighted average common shares
   outstanding                                           7,500,000          7,500,000            7,500,000            5,833,333
                                                       ===========        ===========          ===========          ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                              fashionmall.com, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Three months ended                       Nine months ended
                                                            -----------------------------          -------------------------------
                                                              Sept. 30,        Sept. 30,            Sept. 30,           Sept. 30,
                                                                2000              1999                 2000                1999
                                                            -----------       -----------          -----------         -----------
Operating Activities
Net loss                                                    $  (933,000)      $  (497,000)         $(4,169,000)        $(4,108,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Bad debt                                                        119,000           132,000              120,000             329,000
Depreciation and amortization                                   131,000            18,000              228,000              38,000
Unrealized gain on marketable securities                         20,000            18,000              (29,000)             18,000
Non-cash  interest expense and other financing
costs                                                                 -                 -                    -             668,000
Non-cash compensation expense                                   111,000           107,000              333,000           2,917,000
Changes in operating assets and liabilities:
   Accounts receivable                                           41,000           (51,000)            (317,000)           (361,000)
   Inventories                                                  116,000          (141,000)             191,000            (249,000)
   Prepaid expenses and other current assets                   (133,000)           32,000              (64,000)           (508,000)
   Other assets                                                 107,000                 -             (731,000)                  -
   Deferred financing costs                                           -                 -                    -             397,000
   Accounts payable                                            (688,000)          128,000             (863,000)             80,000
   Accrued expenses                                             337,000                 -              746,000                   -
   Customer deposits                                             32,000                 -               70,000              17,000
   Deferred revenue                                             (25,000)          (16,000)             (25,000)            (20,000)
                                                            -----------       -----------          -----------         -----------
   Net cash provided by (used in) operating
    activities                                                 (765,000)         (270,000)          (4,510,000)             18,000
                                                            -----------       -----------          -----------         -----------

Investing Activities
Marketable securities                                           629,000                 -          (2,532,000)                   -
Purchase of property and equipment                              (12,000)         (196,000)            (78,000)            (219,000)
Software development costs                                       (1,000)                -             (34,000)                   -
                                                            -----------       -----------          -----------         -----------
   Net cash provided by (used in) investing
    activities                                                  616,000          (196,000)          (2,644,000)           (219,000)
                                                            -----------       -----------          -----------         -----------

Financing Activities
Repayment of loans                                                    -           (58,000)                   -            (489,000)
Initial public offering proceeds                                      -                 -                    -          34,775,000
Capital contributions                                                 -                 -                    -           8,293,000
                                                            -----------       -----------          -----------         -----------
    Net cash provided by (used in) financing
    activities                                                        -          (58,000)                    -          42,579,000
                                                            -----------       -----------          -----------         -----------
Increase (decrease) in cash & cash equivalents                 (149,000)         (524,000)          (7,154,000)         42,378,000
Cash and cash equivalents - beginning of period              27,109,000        42,984,000           34,114,000              82,000
                                                            -----------       -----------          -----------         -----------

Cash and cash equivalents - end of period                   $26,960,000       $42,460,000          $26,960,000         $42,460,000
                                                            ===========       ===========          ===========         ===========

Supplemental Cash Flow Information
  Cash paid during the period for:
    Taxes and interest                                      $        --       $        --          $        --         $    15,000
Non-cash operating, investing and financing activities:
    Fair value of warrants issued in connection with
       loan to related party                                         --                --                   --              56,000
    Incremental difference between issue price and
       fair value of capital contribution                            --                --                   --             576,000
    Fair value of warrants issued in connection with
       convertible preferred stock                                   --         1,163,000            1,939,000           1,938,000
    Revenue generated from barter contracts                     150,000           402,000              401,000           1,127,000
    Advertising and consulting expenses incurred
       related to barter contracts                              212,000           403,000              484,000           1,030,000


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                              fashionmall.com, Inc.

              Notes to Unaudited Consolidated Financial Statements

                               September 30, 2000

1. Description of Business

         Fashionmall.com, Inc. ("FASH" or the "Company") operates multiple internet properties within the fashion lifestyle segment and generates revenues from these properties by charging fees for the placement of either store links, advertising, content or other materials on the sites.

         FASH properties include www.fashionmall.com, our original property, which is a general fashion mall, www.outletmall.com, our online outlet mall, and www.boo.com, a global style guide for the web. Our clients include traditional and on-line retailers and catalogs as well as manufacturers, magazines and advertisers who desire to tap into our consumer traffic. Clients pay a fixed or variable fee for site placements tied to the location and or amount of traffic they are exposed to.

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

         The results of operations presented for the three and nine months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and subsidiaries, all significant intercompany balances and transactions have been eliminated.

2. Revenue Recognition

         The Company's primary source of revenue is from tenant fees. Manufacturers, retailers and others pay fees to the Company to lease space on the fashionmall.com web site. Revenues are recognized as services are rendered. The Company recognizes revenue earned from tenant fees in accordance with its customer contracts that specify either a fixed fee or a fee based on traffic delivered.

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

         The Company's barter revenue for the three months and nine months ended September 30, 2000 was $150,000 and $401,000. On a pro forma basis, the Company's barter revenue for the three months and nine months ended September 30, 1999 was $402,000 and $1,127,000 based on the requirements of EITF 99-17.

3. Inventories

         Inventories, which consisted of purchased apparel and accessories were stated at the lower of cost (first-in, first-out) or market value as of December 31, 1999. As of September 30, 2000, the Company has liquidated its inventory and currently has no plans to stock inventory. Fulfillment will be completed directly by tenants on our sites.

4. Net Loss per Share

         A reconciliation between the numerator and denominator of basic and diluted net loss per share is as follows:

                                                          Three months ended                      Nine months ended
                                                              (unaudited)                            (unaudited)
                                                    September 30,       September 30,      September 30,        September 30,
                                                        2000                1999                2000                1999
                                                    --------------      -------------      -------------        -------------
Numerator:
   Net loss                                          $(933,000)          $  (497,000)        $(4,169,000)        $(4,108,000)
Accretion of beneficial conversion feature of
     convertible preferred stock                             -            (1,163,000)         (1,939,000)         (1,938,000)
                                                     ---------           -----------         -----------         -----------

Net loss available to common shareholders
                                                     $(933,000)          $(1,660,000)        $(6,108,000)        $(6,046,000)
                                                     =========           ===========         ===========         ===========

Basic and diluted per share information:
Weighted-average shares                              7,500,000             7,500,000           7,500,000           5,833,333
Earnings per common share                             $(0.12)               $(0.22)             $(0.81)             $(1.04)


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

5. Comprehensive Income (Loss)

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

                                                         Three months ended                      Nine months ended
                                                             (unaudited)                            (unaudited)
                                                  September 30,      September 30,        September 30,       September 30,
                                                       2000               1999                2000                1999
                                                  -------------      -------------       --------------       -------------
Net loss                                            $(933,000)         $(497,000)          $(4,169,000)        $(4,108,000)

Unrealized gains on investments in
   marketable securities available-for-sale            20,000                  -                17,000                   -
                                                    ---------          ---------           -----------         -----------

Comprehensive loss                                  $(913,000)         $(497,000)          $(4,152,000)        $(4,108,000)
                                                    =========          =========           ===========         ===========

6. Commitments and Contingencies

     In August 2000, Boo, Inc. commenced an action against fashionmall.com, Inc. and other defendants in U. S. District Court, District of Minnesota, for trademark infringement of the mark "Boo" and related claims. Among other relief, the complaint seeks an injunction to prevent us and the other defendants from using the `Boo' mark, and three times the amount of unspecified damages. The facts underlying the proceeding are that Boo. Inc. is a designer and seller of clothing and accessories under various "Boo" labels in the United States with the majority of sales occurring in Minnesota. In June 2000, the Company acquired the name, trademarks and content of boo.com after its previous owners liquidated the company. This action is in a preliminary stage. The Company intends to vigorously defend itself against the action. The Company has been advised by counsel that that this action is without merit.

     In September 2000, Boo Club, Inc. filed an action against fashionmall.com, Inc. and other defendants in the U.S. District Court of California, alleging trademark and trade dress infringement and dilution, unfair competition, unfair business practices and fraudulent transfer for the alleged use of marks "boo," "cluboo," "Boomclub" and Boom. Among other relief, the complaint seeks an injunction preventing the Company or any of the other defendants from using the marks in question and at least $1,000,000 in compensatory damages and $3,000,000 in punitive damages. This action is in the preliminary stage. The Company intends to vigorously defend itself. The Company has been advised by counsel that this action is without merit.

     There are no other material legal proceedings to which we are a party or known to be contemplated and we know of no material legal proceedings pending or threatened, or judgments entered, against any of our directors or officers in their capacity as such.


Item 2.   Management's Discussion and Analysis or Plan of Operations

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

Overview

         Fashionmall.com, Inc. operates multiple internet properties within the fashion lifestyle segment and generates revenues from these properties by charging fees for the placement of either store, links, advertising, content or other materials on the sites.

         FASH properties include www.fashionmall.com, our original property, which is a general fashion mall, www.outletmall.com, our online outlet mall, and www.boo.com, a global style guide for the web. Our clients include traditional and on-line retailers and catalogs as well as manufacturers, magazines and advertisers who desire to tap into our consumer traffic. Clients pay a fixed or variable fee for site placements tied to the location and or amount of traffic they are exposed to.

Results of Operations

Quarter ended September 30, 2000 vs. Quarter ended September 30, 1999

         Site Revenues. Total revenues increased by $238,000, or 27%, to $1,127,000 in the third quarter of 2000 as compared to $889,000 in the third quarter of 1999. Barter revenue decreased by $252,000, or 63%, to $150,000 in the third quarter of 2000 as compared to $402,000 in the third quarter of 1999. Barter revenue represented 13% and 45% of total revenues for the quarters ended September 30, 2000 and 1999, respectively. The increase in total revenues was due to new clients and sponsors and increased rates for space on fashionmall.com based on traffic growth.

        Costs and Expenses. Total expenses increased by $620,000 or 30% to $2,711,000 for the quarter ended September 30, 2000 from $2,091,000 for the quarter ended September 30, 1999. The increase was due to expenses associated with increased expenditures for technical staff, sales staff, and an inventory write-off and infrastructure development to support the growth of our business. The Company incurred non-cash compensation charges in connection with the Chazen options of approximately $111,000 for the quarter ended September 30, 2000 and $107,000 for the quarter ended September 30, 1999 and will continue to incur these charges in each of the next three quarters.

         Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses increased by $240,000 or 136% to $416,000 for the quarter ended September 30, 2000 from $176,000 for the quarter ended September 30, 1999. The increase was primarily due to an inventory write-off associated with liquidating outletmall.com inventory and discontinuing the business of direct order fulfillment by the company as well as consulting expenses related to the reintroduction of the boo.com site.

         Advertising and Marketing Expenses. Advertising and marketing expenses decreased by $389,000 or 42% to $533,000 for the quarter ended September 30, 2000 from $922,000 for the quarter ended September 30, 1999. The decrease was primarily due to reduced print, outdoor and other advertising on behalf of the fashionmall.com brand as well as a reduction of online banner advertising programs, reduction of barter and a reduction in purchasing traffic.

         Selling Expenses. Selling expenses increased by $316,000 or 277% to $430,000 for the quarter ended September 30, 2000 from $114,000 for the quarter ended September 30, 1999. The selling expense increase was primarily due to increasing our sales force.

         General and Administrative Expenses. General and administrative expenses increased by $453,000 or 52% to $1,332,000 for the quarter ended September 30, 2000, from $879,000 for the quarter ended September 30, 1999. During the respective quarters, we incurred non-cash compensation charges in connection with the Chazen options of approximately $111,000 and $107,000, respectively, and will continue to incur these charges in each of the next three quarters. The increase was primarily due to the impact of expenses incurred in the current year to build the staff for the increased growth of the company.

         Other Income and Expense. Interest and dividend income was $651,000 for the quarter ended September 30, 2000 as compared $705,000 for the third quarter of 1999. The income earned is attributed to having higher interest rates in the current year offset by the cash used during the previous year.

         Nine months ended September 30, 2000 vs. Nine months ended September 30, 1999

         Site Revenues. Total revenues increased by $1,069,000 or 41% to $3,678,000 for the nine months ended September 30, 2000 as compared to $2,609,000 for the nine months ended September 30, 1999. Barter revenue decreased by $726,000 or 64% to $401,000 for the nine months ended September 30, 2000 from $1,127,000 for the six months ended September 30, 1999. Barter revenue represented 11% and 43% of total revenues for the nine months ended September 30, 2000 and September 30, 1999, respectively. The revenue increase was due to new clients and increased rates for space on fashionmall.com based on traffic growth.

         Costs and Expenses. Total expenses of the business increased by $2,794,000 or 41% to $9,546,000 for the nine months ended September 30, 2000 from $6,752,000 for the nine months ended September 30, 1999. The increase was due to increased expenditures for technical staff and advertising. The Company incurred non-cash compensation charges in connection with the Chazen options of approximately $333,000 for the nine months ended September 30, 2000 and $185,000 for the nine months ended September 30, 1999 and will continue to incur these charges in each of the next three quarters.

         Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses increased by $129,000 or 25% to $649,000 for the nine months ended September 30, 2000 from $520,000 for the nine months ended September 30, 1999. The increase was primarily due to an inventory write-off associated with the liquidation of our outletmall.com inventory and discontinuing the business of direct order fulfillment by the company as well as consulting expenses related to the re introduction of the boo.com site.

         Advertising and Marketing Expenses. Advertising and marketing expenses increased by $2,327,000 or 146% to $3,924,000 for the nine months ended September 30, 2000 from $1,597,000 for the nine months ended September 30, 1999. The increase was primarily due to increased print, outdoor and other advertising on behalf of the fashionmall.com brand as well as online banner advertising programs.

         Selling Expenses. Selling expenses increased by $751,000 or 309% to $994,000 for the nine months ended September 30, 2000 from $243,000 for the nine months ended September 30, 1999. The selling expense increase was primarily due to increasing our sales force. These expenses are expected to continue to increase as we pursue our growth strategy and hire additional sales personnel.

         General and Administrative Expenses. General and administrative expenses decreased by $413,000 or 9% to $3,979,000 for the nine months ended September 30, 2000, from $4,392,000 for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, we incurred non-cash compensation charges in connection with the Chazen options of approximately $333,000 and will continue to incur these charges in each of the next three quarters. The remaining decrease was primarily due to increased consulting and payroll expenses associated with the management team and additional support staff required by our growth. We expect these expenses to increase as additional personnel are hired.

         Other Income and Expense. Interest and dividend income increased by $927,000 or 120% to $1,699,000 for the nine months ended September 30, 2000 from $772,000 for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, such amounts were earned primarily from our cash balances and short-term investments. The increase in income can be attributed to having more funds on hand to invest. We raised approximately $35,000,000, net of related expenses, in connection with the Initial Public Offering, approximately $7,400,000 as a result of the Taubman investment and approximately $1,000,000, net of the promissory note repayment, as a result of the FM/CCP investment. In addition, in the prior year, fashionmall.com incurred $737,000 of interest expense.

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

         As of September 30, 2000, we had cash and cash equivalents, marketable securities and Investments on hand of $36,944,000. Of this amount, the cash and cash equivalents portion was $26,960,000, the marketable securities portion was $8,256,000 and Investments in bonds was $1,728,000 (which have a maturity of over one year). As of December 31, 1999, cash, cash equivalents and marketable securities were $41,566,000. Of this amount, the cash and cash equivalents a portion of which is classified as $34,114,000 and the marketable securities portion was $7,452,000. The decrease in funds can be attributed to increased expenditures for technical staff, advertising, equipment and infrastructure development to support the growth of our business. We expect that our current cash position without taking revenues into account, based upon our present business model, will be sufficient to meet our cash requirements for at least the next two years.

         Net cash used in operating activities was $4,510,000 for the nine months ended September 30, 2000 as compared to net cash provided by operating activities of $18,000 for the nine months ended September 30, 1999. Net cash used in operating activities for the nine months ended September 30, 2000 was primarily due to increased consulting and payroll expenses associated with the management team and additional support staff required by our growth as well as increased expenditures for advertising, equipment and infrastructure development.

         Net cash used in investing activities was $2,644,000 for the nine months ended September 30, 2000 as compared to net cash used in investing activities of $219,000 for the nine months ended September 30, 1999. Net cash used in investing activities for the nine months ended September 30, 2000 was due to the purchase of marketable securities and the purchase of software, property and equipment. Net cash used in investing activities for the nine months ended September 30, 1999 was due to payments for property and equipment.

         Net cash provided by financing activities was $0 for the nine months ended September 30, 2000 as compared to net cash provided by financing activities of $42,579,000 for the nine months ended September 30, 1999. Net cash provided by financing activities for the nine months ended September 30, 1999 was primarily due to the proceeds from the initial public offering and the Taubman investment offset by the repayment of loans and capital contributions.

         As part of the Taubman investment, we entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and a mall developer in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in our predecessor LLC (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn is convertible into an aggregate of 824,084 common shares and warrants that can be exercised to purchase 924,898 common shares. The Preferred Stock is convertible into 824,084 shares of common stock for one year beginning on May 26, 2000 at an effective conversion price of $9.00 per share and the exercise price of the warrants is $13.00 per share. Upon closing of Taubman's investment (the "Taubman Investment"), we allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, to be allocated to additional paid-in capital and accreted to the book value of the Preferred Stock. The accretion period was one year, which began on May 26, 1999. As of September 30, 2000, $5,040,000 was accreted to the book value of the Preferred Stock. Over the one-year accretion period, earnings per share was negatively impacted by the beneficial conversion feature amount of $5,040,000. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined our Board of Directors.

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

Market Risks

         The Company did not have material changes in risk for the nine months ended September 30, 2000. Please refer to the Company's Form 10-KSB for its fiscal year ended December 31, 1999 and Prospectus dated May 24, 1999 for a discussion on risk factors affecting the Company.

Part 2. Other Information

Item 1. Legal Proceedings

         In August 2000, Boo, Inc. commenced an action against fashionmall.com, Inc. and other defendants in U. S. District Court, District of Minnesota, for trademark infringement of the mark "Boo" and related claims. Among other relief, the complaint seeks an injunction to prevent us and the other defendants from using the `Boo' mark, and three times the amount of unspecified damages. The facts underlying the proceeding are that Boo. Inc. is a designer and seller of clothing and accessories under various "Boo" labels in the United States with the majority of sales occurring in Minnesota. In June 2000, the Company acquired the name, trademarks and content of boo.com after its previous owners liquidated the company. This action is in a preliminary stage. The Company intends to vigorously defend itself against the action. The Company has been advised by counsel that that this action is without merit.

     In September 2000, Boo Club, Inc. filed an action against fashionmall.com, Inc. and other defendants in the U.S. District Court of California, alleging trademark and trade dress infringement and dilution, unfair competition, unfair business practices and fraudulent transfer for the alleged use of marks "boo," "cluboo," "Boomclub" and Boom. Among other relief, the complaint seeks an injunction preventing the Company or any of the other defendants from using the marks in question and at least $1,000,000 in compensatory damages and $3,000,000 in punitive damages. This action is in the preliminary stage. The Company intends to vigorously defend itself. The Company has been advised by counsel that this action is without merit.

     There are no other material legal proceedings to which we are a party or known to be contemplated and we know of no material legal proceedings pending or threatened, or judgments entered, against any of our directors or officers in their capacity as such.

Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibit is included herein:
         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         The Company has filed a Current Report on form 8-K on August 14, 2000, relating to the change in the Company's auditors.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  fashionmall.com, Inc.
  (Registrant)


By:
   ----------------------------

     Signatures                             Title                                 Date
     ----------                             -----                                 ----

/s/ Benjamin Narasin               Chief Executive Officer,                 November 14, 2000
---------------------------        President and Chairman
                                   of the Board of Directors



/s/ Barry Scheckner                Acting Chief Financial                   November 14, 2000
---------------------------        Officer