Form 10KSB
period 2000-12-31
FASHIONMALL COM INC
filed 2001-04-11
CIK 1081202

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2000

                                       or

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

The issuer's revenues for its most recent fiscal year ended December 31, 2000 was $5,386,000.

The aggregate market value of the voting and non-voting common stock held by non-affiliates at March 23, 2001 was $5,307,000.

The number of shares of common stock outstanding as of March 23, 2001 was 7,334,400.

================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

================================================================================

                                     Part I

         This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of fashionmall.com, Inc. (together with its subsidiaries, the "Company"). Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Management's Discussion and Analysis of Financial Condition and Results from Operations" and "Description of Business" identify important factors that could cause or contribute to such differences. See "Description of Business --Cautionary Statements Regarding Forward-Looking Statement" continued in Item 6 of this Report.

Item 1.  Description of Business.

         fashionmall.com,Inc. operates multiple Internet properties within the fashion lifestyle segment and generates revenues from these properties by charging fees for the placement of either a store, links, advertising, content or other materials on the sites.

         Our properties include www.fashionmall.com, our original property, which is a general fashion mall, www.outletmall.com, our online outlet mall, and www.boo.com, a global style guide for the web. Our clients include traditional and on-line retailers and catalogs' as well as manufacturers, magazines, and advertisers who desire to tap into our consumer traffic.

         Clients typically pay a fixed or variable fee for site placements tied to the location and or amount of traffic they are exposed to.

        In connection with our initial public offering ("IPO") completed on May 21, 1999, Internet Fashion Mall, LLC ("IFM"), a limited liability corporation, changed its name to fashionmall.com, Inc. ("fashionmall.com" or the "Company"). In connection with the IPO and immediately prior thereto, the existing members of IFM contributed all of their membership interests in IFM in exchange for 4.5 million shares of common stock. On May 21, 1999, we completed our IPO of 3.0 million shares of our common stock. The IPO resulted in net proceeds, after related expenses, of approximately $35 million.

         Our principal executive offices are located at 575 Madison Avenue, New York, New York 10022, and the telephone number is (212) 891-6064.

Overview

         Our web sites, www.fashionmall.com, www.outletmall.com, www.boo.com, are vertical portals for the category of "fashion". We define fashion as apparel, accessories, footwear, beauty products, eyewear, jewelry, watches, home furnishings and related lifestyle products and accessories.

         Our fashionmall.com site combines the concept, directed to the consumer, of an online shopping mall with fashion content merchandized from our multiple clients to provide a centralized site for manufacturers, retailers, catalogs, e-commerce sites and magazines to advertise, display and sell their products on the web. boo.com, a site we acquired in the second quarter of 2000 and re-launched in the fourth quarter of 2000, acts as a style guide and virtual "cool hunter" where our staff and various off site "style scouts" search for cutting edge merchandise around the world that is available on-line and profile it with commentary and direct links to the merchant's offering the products. The site is in its early stages of development, and we intend to pursue revenue from advertising, sponsorship and slotting fees.

         Outletmall.com, which was initially launched as a direct e-commerce site, has been migrated to a portal model in line with our other properties and is positioned as a vertical portal for deals and bargains on the web with an initial focus on fashion. We sell advertising and sponsorship placements on the site as well as offering locations within the site based on slotting fees and affiliate fees for the sale of merchandise to visitors we deliver to partner merchants.

         In the beginning of June, 2000, we acquired all of the intellectual property assets of Boo.com including the domain names, trademarks in process, artwork, content, web site designs, customer lists, and assorted brand collateral. We re-designed and re-launched the site on October 30, 2000. During the fourth quarter 2000, and in early first quarter of 2001, we also acquired the intellectual property assets of mxgonline.com, itsybits.com and Beautyjungle.com The four acquisitions were done with cash and the total combined capitalized cost of the acquisitions was less than $1,000,000.

Business objectives and strategies

         Our objective is to manage focused web properties which act as vertical portals for fashion on the Internet so that we can:

         - convert traffic into tenant fees;

         - convert traffic into advertising and sponsorship revenues.

Tenants

        We intend to continue to target tenants' properties through our dedicated sales force, which has grown from two individuals immediately following our IPO to ten at the end of 2000.

        We drive traffic to tenants representing a variety of types of businesses, including: (i) manufacturers/brands, (ii) retailers, (iii) catalogs,
(iv) e-commerce sites and (v) magazines.

        Manufacturers/brands. These are the manufacturers, suppliers and/or retailers of brands of apparel, accessories, footwear and beauty merchandise. Tenants lease space on our web sites to drive traffic to their free-standing web sites where they market, advertise and sell merchandise to the consumer.

        Catalogs. Catalog companies with freestanding web sites lease space on the Company's web sites to drive targeted traffic to their web sites.

        Retailers. Retailers are the traditional brick and mortar retailers who, as with the other categories of tenants, buy space on the Company's web sites to drive traffic to their own dedicated web sites.

        E-Commerce sites. These are web only retailers. On-line retailers have suffered considerably in recent times and have become an ever shrinking portion of our client base.

        Magazines. Fashion trade, consumer and consumer lifestyle magazines use our web sites to promote their own publications, solicit additional advertising, deliver value back to advertisers and solicit subscriptions to their publications. Magazine tenants generally display articles, or portions of articles, highlighted as teasers on the Company's web sites to induce the consumer to subscribe to their magazine and/or advertising.

Conversion of traffic into tenant fees

        In the fourth quarter of fiscal 1999, we shifted our standard tenancy model to a "cost per click" revenue model, whereby our clients pay us fees based on the amount of traffic we deliver to their site. The Company's visitors are linked to the client's freestanding web site through various directories and indexes and we are paid for the delivery of that traffic whether or not the visitors make a purchase during that specific visit.

        We also offer traditional banner and sponsorship advertising sales. Traditional site advertising is offered on an industry standard CPM (cost per thousand impressions) model based on the amount of exposure delivered to the various advertisements.

          In some cases, we have sought to rapidly deploy site content, as in the case of Boo.com. We have entered into arrangements based on an affiliate model whereby we deliver traffic in exchange for a percentage of the sales generated by that traffic.

Customer loyalty and retention

          Pricing, and advertising models in general on the Internet, have come under severe pressure, particularly in recent times, and we are evaluating various pricing models to serve our clients while protecting the viability of our advertising based business model. There can be no assurances that we will be successful in this effort (see "Risk Factors") and we believe it is a critical issue facing our business and the web advertising based business models in general.

Competition

        We compete with other web sites, including in particular, apparel shopping areas of Internet portals, for Internet advertisers' and e-commerce marketers' dollars. The number of these web sites has increased significantly and we expect such competition to continue to increase because there are no substantial barriers to entry into our market. Competition may also increase as a result of ongoing industry consolidation. We also, through our offerings of traditional advertising and sponsorship based placements, compete with other sellers of on-line advertising ranging from dedicated sites, to portals, to ad networks and others.

        Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise.

         Many of our competitors have recently announced reductions in their CPM and other rate card prices for on-line advertising, and others have begun to accept advertising on a CPA (cost per acquisition / cost per action) basis. Advertising rates have eroded considerably as a result, and the market for on-line advertising, fueled by significant supply without adequate offsetting demand, has become increasingly competitive (see "Risk Factors"). There can be no assurance that we can continue to recruit advertising on our sites, or, if we can, that we can do so at rates considered beneficial to us.

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

Trademarks and patents

        Our performance and ability to compete are dependent to a significant degree on our proprietary knowledge. We regard our copyrighted material, domain names, trade secrets and similar intellectual property as important, and rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have registered the domain names "fashionmall.com" "outletmall.com", "boo.com" and various others. There can be no assurance that we will be able to secure significant protection for these names and our other proprietary information. Other than our registration of the domain names, we do not have any other protection for the Company's domain names. We do not believe that we or anyone else can obtain protection for such names in the United States. It is possible that competitors or others will adopt product or service names similar to "fashionmall.com", "outletmall.com" or "boo.com", thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our domain names adequately could have a material adverse effect on us.

Government regulation

         We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity of the Internet and other online services, a number of laws and regulations have been adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online.

         We have become more active conducting our business globally since the acquisition of Boo.com, and will likely be subject to the growing body of international laws and regulations applicable to access to or commerce on the Internet, as well as other international laws and regulations. These international legal requirements may vary widely from country to country and may differ substantially from current or future U. S. regulations. Compliance with international laws and regulations may impose additional burdens on us, and may affect our ability to conduct business internationally. In addition, governments in foreign jurisdictions may increase regulation of the Internet or other online services in such areas as content, privacy, network security, encryption or distribution. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet could materially increase our costs of doing business or harm our business. No assurance can be given that changes in current or future regulations adopted by foreign regulators will not materially increase our costs of doing business or otherwise materially harm our business.

Employees

         At March 23, 2001, we employed 23 employees. The personnel, includes management, sales, merchandising, technical and business development personnel. In order to attract qualified personnel, we have offered incentives such as stock options, stock awards and additional non-cash compensation. We will continue to evaluate personnel needs and will add additional personnel as necessary. None of our employees are represented by a labor union, and we consider employee relations to be satisfactory.

Item 2.  Description of Property.

         We maintain our executive offices in approximately 6,800 square feet of space in New York, New York pursuant to a lease with Richard A. Eisner & Company, LLP ("RAE"), one of our former principal stockholders, which expired in May 2000. We currently lease such space on a month to month basis, an arrangement which extends through June 2001. Monthly lease payments are approximately $32,000 per month.

Item 3.  Legal Proceedings.

           We are not a party to any material legal proceedings. In our normal course of business we may be subject to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

         fashionmall.com is party to a dispute, which is in arbitration, against Teknowledge Corp (NASDAQ: TEKC) which arose out of an agreement for goods between Teknowledge Corp. and us, by which Teknowledge was to have created new web sites for fashionmall.com and Outletmall.com by October 1999. We have taken the position that the product which Teknowledge delivered was late, did not meet core requirements of the agreement, and repeatedly failed to function. We considered the agreement to have been totally breached by Teknowledge Corp. and refused to pay. On March 28, 2000 Teknowledge Corp. sent a letter to us demanding arbitration before the American Arbitration Association pursuant to the agreement, and claiming $452,204 in damages. We responded to the demand, denying that any amounts were owed to Teknowledge due to its breach of the agreement, and asserting counterclaims for consequential damage to us due to the inability of the software to function as required.

           In August 2000, we were sued by Boo Inc., a Minneapolis based clothing vendor in Federal court in Minnesota. The suit arises from the use of intellectual property acquired by our wholly-owned subsidiary from Boo.com Group Limited. Plaintiff Boo, Inc. alleges that our use of certain "Boo" trademarks, including "Boo" and "Boo.com," infringes upon and dilutes its own "Boo" mark in violation of the Lanham Act and analogous state law. Accordingly, Boo, Inc. is seeking an injunction and an unspecified amount of monetary damages from us which we believe will not have a material effect on our results of operations, cash flows or financial condition. We intend to vigorously defend ourselves in this action.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Common Stock commenced trading on the Nasdaq National Market on May 21, 1999, the date of our IPO, under the symbol "FASH." The following table sets forth, for the fiscal periods indicated, the high and low bid prices of our Common Stock as reported by the Nasdaq National Market for periods on and subsequent to May 21, 1999, the date of our IPO. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                  High      Low
                                                                  ----      ---
Fiscal Year 2000
         Quarter ended March 31, 2000.........................   $ 5.75   $ 3.19
         Quarter ended June 30, 2000..........................   $ 3.75   $ 2.00
         Quarter ended September 30, 2000.....................   $ 2.63   $ 1.75
         Quarter ended December 31, 2000......................   $ 5.00   $ 1.25

Fiscal Year 1999
         Quarter ended June 30, 1999 (from May 21, 1999)......   $15.88   $ 6.38
         Quarter ended September 30, 1999.....................   $12.25   $ 5.00
         Quarter ended December 31, 1999......................   $ 8.25   $ 4.19

         As of March 23, 2001, there were approximately 87 holders of record of our Common Stock. On March 23, 2001, the last reported sales price of our stock as reported by Nasdaq was $1.531.

    We have not paid dividends on the Common Stock since inception and do not intend to pay any dividends to our stockholders in the foreseeable future. We currently intend to retain earnings, if any, for the development of our business. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon our earnings, capital requirements, financial position, general economic condition, and other factors the Board of Directors deems relevant.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The following discussion should be read in conjunction with our Consolidated Financial Statements and related notes thereto. All statements contained herein that are not historical facts, including but not limited to, statements regarding our current business strategy and our plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.

         Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the us and our management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth under the caption "Cautionary Statements Regarding Forward-Looking Statements." The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements speak only as of the date made.

Overview

         fashionmall.com, Inc. operates multiple Internet properties within the fashion and lifestyle segments and generates revenues from these properties by charging fees for the placement of either store, links, advertising, content or other materials on the sites.

         Our properties include www.fashionmall.com, our original property, which is a general fashion mall, www.outletmall.com, our online outlet mall, and www.boo.com, a global style guide for the web. Our clients include traditional and on-line retailers and catalogs as well as manufacturers, magazines and advertisers who desire to tap into our consumer traffic.

         Our web sites are vertical portals for the category of "fashion". The Company defines fashion to include apparel, accessories, footwear, beauty products, eyewear, jewelry, watches, home furnishings and related lifestyle products and accessories.

         In January 2000, the Emerging Issue Task Force of the Financial Accounting and Standards Board reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions," which changed the method by which barter revenues can be recognized as revenue. Barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue received by the seller of the advertising for similar advertising sold as a cash transaction. Revenue from barter transactions amounted to $893,000 and $1,282,000 for the years ended December 31, 2000 and 1999, respectively. On a pro forma basis revenue from barter transactions would have been $852,000 had the pronouncement been in effect during the year ended December 31, 1999.

Results of Operations

Year Ended December 31, 2000 vs. Year Ended December 31, 1999

         Site Revenues. Total revenues increased by $1,696,000 or 46% to $5,386,000 for the year ended December 31, 2000 as compared to $3,690,000 for the year ended December 31, 1999. Barter revenue decreased by $389,000 or 30% to $893,000 for the year ended December 31, 2000 from $1,282,000 for the year ended December 31, 1999. Barter revenue represented 17% and 35% of total revenues for the years ended December 31, 2000 and 1999, respectively. The revenue increase was due to increased industry acceptance of our model resulting in additional new clients, increased traffic and increased rates for space.

         Costs and expenses. Total costs and expenses of the business increased by $2,376,000 or 22% to $13,044,000 for the year ended December 31, 2000 from $10,668,000 for the year ended December 31, 1999. During the year ended December 31, 2000, we incurred certain non-cash charges relating to the Chazen options totaling $444,000. During the year ended December 31, 1999, we incurred certain non-cash, one-time charges relating to the IPO as follows: general and administrative expense relating to the Chazen options for $1,291,000, general and administrative expense for options issued to employees in the amount of $1,662,000, and other expenses for financing and interest costs of $737,000 in connection with the Chazen financing. The total amount of these non-cash charges for the year ended December 31, 1999 was $3,690,000. We will incur additional future non-cash compensation charges in connection with the Chazen options of approximately $110,000 over each of the first two (2) quarters of fiscal 2001. The remaining increase was due to increased expenditures for technical staff, advertising, equipment and infrastructure development to support the growth of our business. Subsequent to year end, we reduced the size of our staff by eleven people to reduce the ongoing administrative expense in line with a tightened focus on our core business.

         Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses increased by $110,000 or 18% to $722,000 for the year ended December 31, 2000 from $612,000 for the year ended December 31, 1999. The increase was primarily due to increased payroll costs for site development particularly related to the re-launch of Boo.com, increased costs of content creation and the write-off of merchandise related to our discontinuation of supplying merchandise for outletmall.com.

         Advertising and Marketing Expenses. Advertising and marketing expenses increased by $923,000 or 24% to $4,728,000 for the year ended December 31, 2000 from $3,805,000 for the year ended December 31, 1999. The increase is primarily due to increased print, outdoor and other advertising on behalf of the Company's brands, as well as online banner advertising programs.

         Selling Expenses. Selling expenses increased by $997,000 or 256% to $1,386,000 for the year ended December 31, 2000 from $389,000 for the year ended December 31, 1999. The selling expense increase was primarily due to the increase in our sales force.

         General and Administrative Expenses. General and administrative expenses increased by $346,000 or 6% to $6,208,000 for the year ended December 31, 2000 from $5,862,000 for the year ended December 31, 1999. During the year ended December 31, 2000, we incurred certain non-cash charges relating to the Chazen options totaling $444,000. During the year ended December 31, 1999, we incurred certain non-cash, one-time charges relating to the IPO. These charges include an expense relating to the Chazen options for $1,291,000 and an expense for options issued to employees in the amount of $1,662,000. The total amount of these non-cash charges for the year ended December 31, 1999 was $2,953,000. We will incur additional non-cash compensation charges in connection with the Chazen options of approximately $110,000 over the next two (2) quarters. The remaining increase was primarily due to increased consulting and payroll expenses associated with the management team and additional support staff required by our growth and the re-launch of Boo.com.

         Other Income and Expense. Net interest and dividend income increased by $1,137,000 or 79% to $2,570,000 for the year ended December 31, 2000 from $1,433,000 for the year ended December 31, 1999. The increase primarily reflects the cash and cash equivalent balances available to us for a full year as compared to approximately seven months in the prior year following the initial public offering of the Company's common stock ("IPO") and, in general, a higher average interest rate in fiscal 2000 as compared to fiscal 1999. The increase in funds can be attributed to raising approximately $35,000,000, net of related expenses, in connection with the IPO, approximately $7,400,000 as a result of the investment by Taubman Realty Group, Inc. and approximately $1,000,000, net of the promissory note repayment, as a result of the FM/CCP investment. During the year ended December 31, 1999, we incurred non-cash interest and financing charges of $737,000 in connection with the FM/CCP financing and certain transactions made in conjunction with the IPO.

Liquidity and Capital Resources

         From inception, we have financed substantially all of our operations from private investment and the proceeds from our IPO. A lesser portion has been financed with cash generated from operations.

         As of December 31, 2000, we had cash, cash equivalents, marketable securities and investments on hand of $35,333,000. Of this amount, the cash and cash equivalents portion was $26,512,000 and the marketable securities and investments portion was $8,821,000. As of December 31, 1999, cash, cash equivalents and marketable securities were $41,566,000. The decrease in funds can be attributed to the funding of operating losses generated in 2000 and investments in software and certain acquisitions. We expect that our current cash position, without taking revenues into account, will be sufficient to meet our cash requirements for at least the next two years.

         Net cash used in operating activities was $4,992,000 for the year ended

December 31, 2000 as compared to net cash used by operating activities of $644,000 for the year ended December 31, 1999. The increase of $4,348,000 in net cash used in operating activities for the year ended December 31, 2000 was primarily due to (i) a decrease in the net loss of $1,194,000 (see "Results of Operations), (ii) a decrease of $2,496,000 primarily related to non-cash compensation and interest expense and other financing costs expensed in the prior year in conjunction with the IPO offset by increases in: depreciation and amortization due to the acquisition of Boo.com, inventory reserve related to the discontinuation of the direct sale of merchandise by Outletmall.com and bad debt expense related to general collections, (iii) a decrease in accounts payable of $4,041,000, and (iv) an increase in accounts receivable of $235,000 and in deferred financing costs of $397,000 offset by increases in accrued expenses of $645,000 and customer deposits of $133,000 and a decrease in inventory of $480,000 due to the discontinuation of Outletmall.com's direct selling of merchandise.

         Net cash used in investing activities was $2,115,000 for the year ended December 31, 2000 as compared to net cash used in investing activities of $7,903,000 for the year ended December 31, 1999. The decrease of net cash used in investing activities of $5,788,000 was due to the decrease in the net purchases of marketable securities and investments of $5,992,000 and, in the purchase of software, property and equipment of $416,000 offset by the Company's acquisition of intangible and other assets for $620,000 in 2000.

         Net cash used in financing activities was $495,000 for the year ended December 31, 2000 as compared to net cash provided by financing activities of $42,579,000 for the year ended December 31, 1999. The decrease of $43,074,000 in net cash provided by investing activities was primarily due to the purchase of treasury stock of $286,000 and a loan to the Company's CEO of $209,000 in 2000 as compared to proceeds of $43,068,000 from the Company's IPO and the Taubman Investment offset by the repayment of loans of $489,000 in 1999.

         As part of the Taubman investment, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and a mall developer in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in our predecessor LLC (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn is convertible into an aggregate of 824,084 common shares and warrants that can be exercised to purchase 924,898 common shares, which expired unexercised in July 2000. The Preferred Stock is convertible into 824,084 shares of common stock for one year beginning on May 26, 2000 at an effective conversion price of $9.00 per share and the exercise price of the warrants was $13.00 per share. Upon closing of Taubman's investment (the "Taubman Investment"), we allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, which was allocated to additional paid-in capital and accreted to the book value of the Preferred Stock. The accretion period was one year, which began on May 26, 1999. For the years ended December 31, 2000 and 1999, respectively, we accreted $1,939,000 and $3,101,000 to the book value of the Preferred Stock. Over the one-year accretion period, earnings per share was negatively impacted by the beneficial conversion feature amount of $5,040,000. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined our Board of Directors.

Risk Factors

Cautionary Statements Regarding Forward-Looking Statements.

         Statements in this Annual Report on Form 10-KSB under the captions "Description of Business," "Management's Discussion and Analysis," and elsewhere in this Form 10-KSB, as well as statements made in press releases and oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf that are not statements of historical fact, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, including those described in this Form 10-KSB under the caption "Risk Factors," that could cause the actual results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements which explicitly describe such risks and uncertainties, readers are urged to consider statements with the terms "believes," "belief," "expects," "plans," "anticipates," or "intends," to be uncertain and forward-looking. All cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear. Investors should consider the following risk factors as well as the risks described elsewhere in this Form 10-KSB.

We are an early stage company with a limited operating history, and we expect to encounter risks frequently faced by early-stage companies in new and rapidly evolving markets.

         We were founded in 1994 and fashionmall.com was launched in July 1995 and incorporated on February 26, 1999. Accordingly, we have a limited operating history upon which the business can be evaluated. In order to be successful, we must attract more traffic to the Company's and generate significant tenant fees and advertising and sponsorship revenues. However, as an early stage company in a new and rapidly evolving market like the Internet, numerous risks and uncertainties exist. Some of these risks and uncertainties relate to our ability to:

     - develop further brand awareness and loyalty;

     - attract a larger audience to, and increase frequency of use of, the Company's web sites;

     - increase customer acceptance of the online purchase of apparel and related merchandise through our client's sites;

     - generate revenues through our web sites from consumers, apparel manufacturers and retailers and other commercial vendors;

     - generate revenues from tenant fees, advertising and sponsorship;

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

     - offer content on our web sites that is attractive to our visitors;

     - continue to upgrade and enhance our technologies and services to accommodate expanded service offerings and increased consumer traffic; and

     - integrate acquired businesses, technologies and services.

         We may not be successful in accomplishing any or all of these objectives, and we currently anticipate that our revenues will decrease for fiscal 2001. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We expect continuing losses from operations, and future profitability remains uncertain.

        Our ability to generate significant revenue is uncertain, we expect revenues to decrease in fiscal 2001, and we have incurred substantial costs to create, launch and enhance our web sites, to build brand awareness and to grow our business. As of December 31, 2000, our accumulated deficit was $16,129,000. We incurred a loss from operations in fiscal 2000 of $7,658,000 and had a loss from operations in fiscal 1999 of $6,978,000. Although we are in a cost cutting mode, we expect losses from operations and negative cash flows for the foreseeable future because we plan to incur significant expenses as we expand our advertising and marketing programs, continue to develop and extend the Company's brands, hire more management, sales and other personnel, expand our infrastructure and data collection capabilities and we seek to acquire complementary businesses and technologies. Moreover, there is substantial uncertainty that an advertising and tenant fee based business model on the Internet can generate revenues in excess of its expenses, and therefore, there is no assurance that profitability can be obtained. If revenues do not increase and if spending levels are not adjusted accordingly, we may not generate sufficient revenues to achieve profitability. Even if profitability is achieved, we may not sustain or increase profitability on a quarterly or annual basis in the future. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The current economic environment is not favorable for Internet companies. The market valuations of virtually all of such companies have decreased by at least 50% and a number of such companies have gone out of business. Many of those that have remained in business have scaled back their operations considerably and are finding it increasingly difficult to obtain financing. In large measure this has been the result of skepticism that the e-commerce or e-advertising business models will ever result in profitable operations. All of these pressures are decreasing our customer base, either by forcing them out of business or imposing pressure on them to preserve cash. In addition, doubt as to the viability of the Internet model has caused other customers, in healthier financial situations, to decrease their Internet activities. This is having an adverse effect on our revenues. Based on sales to date, we currently expect first quarter revenue to be down approximately 25% from the fourth quarter of 2000. There is no assurance that such trend will not continue, or worsen, over the balance of the year.

We are experiencing increased customer turnover and derive a substantial percentage of our business from a few customers.

         We have experienced a significant loss of customers recently due to non-renewal of contracts. In the current environment, with access to capital limited, and with a number of questions being asked about the viability of e-tailing and e-advertising, a number of customers are cutting down on expenditures or are insisting on new agreements which are uneconomic for us. In addition to general economic conditions, customers cited the viability of tracking the conversion of advertisements on our sites to sales as a reason for not renewing contracts. The loss of customers is expected to lead to a reduction in revenues. Additionally, as of December 31, 2000, one customer accounted for 25% of accounts receivable, and for the years ended December 31, 2000 and 1999, one customer accounted for 11% and 12% of total revenues, respectively. If this customer is unable to pay our fees in the future, or chooses to stop or significantly decrease doing business with us, this could have a material adverse effect on our business, Results of Operations and financial condition.

Decreased use of the Internet as an advertising medium may have a material adverse effect on our results of operations.

     The viability and utility of web based advertising is now being routinely questioned. The Internet advertising market is relatively new and rapidly evolving, and it will be difficult to gauge its effectiveness as compared to traditional advertising media. We are increasingly relying on online advertising to attract users to our web sites. We currently expect for the foreseeable future to generate a significant portion of revenues from advertising in the form of tenant fees. Tenant fees are fees paid by vendors for inclusion on our web sites. Results of operations may be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected. Most of our current or potential advertising and e-commerce partners have little or no experience using the Internet for advertising purposes, and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Such customers may find Internet advertising to be less effective than traditional advertising media for promoting their products and services. No standards have been widely accepted to measure the effectiveness of Internet advertising or to measure the demographics of a company's user base. If such standards do not develop, advertisers may not advertise on the Internet. Advertisers and e-commerce marketers may choose not to advertise on our web sites or may pay less for advertising on our web sites if they do not perceive our measurements to be reliable, which could have a material adverse effect on our business, results of operations and financial condition.

We have experienced strains on our management because of past rapid growth, and there are continued risks associated with our ability to manage our growth.

     Our ability to implement our business strategy in a rapidly evolving market requires effective planning and management oversight. The anticipated future operations will continue to place a significant strain on management, sales personnel, information systems and resources. To manage the expected growth of operations and personnel, we will be required to improve existing and implement new operational and financial systems, procedures and controls, and to expand, train and manage our limited employee base on a timely basis. Further, we will be required to maintain and expand our relationships with various manufacturers, retailers, Internet and other online service providers and other third parties necessary to our business. We will need to hire and retain highly skilled personnel to manage our growth, should general economic conditions improve. In addition, the current low price of our stock price could inhibit our efforts to attract highly qualified personnel. Our inability to manage our growth effectively would have a material adverse affect on our business, results of operations and financial condition. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Business -- Employees."

The loss of the services of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could seriously harm our business.

     Over the past several months, we laid off a total of sixteen employees to reduce expenses and focus on our core business. These layoffs were primarily accountable to the reduction of staffing upon the completion of the work required for the Boo.com re-launch. Such layoffs may substantially impair the morale of our remaining employees and make it difficult to retain or attract new ones. Our future success depends, in part, on the continued services of our senior management, particularly Benjamin Narasin, our President and Chief Executive Officer. It is also critical for us to be able to retain and motivate key employees. The loss of the services of Mr. Narasin or any key employee could have a material adverse effect on our business, results of operations and financial condition. Except for Mr. Narasin, none of our officers or key employees are currently bound by an employment agreement for any specific term. Our relationships with these officers and key employees can be terminated at any time. Our future success also depends on the ability to identify, attract, hire, train, retain and motivate highly skilled technical, managerial, merchandising, marketing and customer service personnel. Competition for such personnel is intense, and we cannot be certain that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. Our inability to do so could have a material adverse effect on our business, results of operations and financial condition. Please see "Description of Business-- Employees" and "Management."

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

     - the demand for marketing on the Internet in general or on our sites in particular;

     - traffic levels on our web sites and on other web sites that refer consumers to our web sites;

     - the ability to attract and retain tenants and advertising partners;

     - the announcement or introduction of new or enhanced sites, services and products by our competitors, or us;

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

     - technical difficulties or system downtime affecting the Internet or the operation of our web sites;

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

     As we expect to be substantially dependent on revenues from tenant fees and advertising for the foreseeable future, quarterly revenues are likely to be particularly affected by traffic levels on our web sites and by the acceptance of our model by advertisers and tenants and their willingness to pay the fees we require, and such acceptance is not assured. Our operating expenses are based on expectations of future traffic levels and revenues and are relatively fixed in the short term. In particular, we have significantly expanded our internal sales and merchandising force since the IPO. In addition, in order to build brand awareness, we have significantly increased the advertising and marketing budget since the IPO. Traffic levels and revenues are difficult to forecast accurately and therefore we may be unable to adjust spending quickly enough to offset any unexpected shortfall. If a greater than expected shortfall occurs in revenues in relation to our expenses, then the business, results of operations and financial condition would be materially and adversely affected. This could affect the market price of our common stock.

     Traffic levels on our web sites may fluctuate on a seasonal basis, which could result in a decrease in user traffic during certain periods. Seasonal or other patterns may develop in the industry, which can effect our quarterly revenue within a year. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We expect to incur significant costs developing our brands.

     To be successful, we must continue to build our brand identity. To build brand identity, which may be particularly critical for Internet companies, we must succeed in marketing efforts, provide high-quality services and increase traffic to our web sites. If marketing efforts are unsuccessful or if we cannot increase brand awareness, the business, financial condition and results of operations could have an material adverse effect on our business. We have significantly increased spending on advertising and marketing since the IPO and these expenses are currently the single largest cash expense. It may be necessary to further increase the financial commitment to creating and maintaining a strong brand name among consumers. If excessive expenses are incurred in the attempt to promote and maintain the business, results of operations and financial condition could be materially adversely affected. Please see "Description of Business--Business Objectives and Strategies."

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

     Our market is characterized by rapidly changing technologies, evolving industry standards, frequent new service introductions and changing customer demands. To be successful, we must adapt to a rapidly evolving market by continually enhancing our web site and introducing new services to address our customers' changing demands. We may use new technologies ineffectively or we may fail to adapt our web site, transaction processing systems and network infrastructure to customer requirements, competitive pressures or emerging industry standards. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these or other changes affecting providers of Internet services. Our business, results of operations and financial condition could be an adverse material affected if we incurred significant costs to adapt, or cannot adapt, to these changes. Due to the rapidly changing nature of the Internet business, we may be subject to risks, now and in the future, of which we are not currently aware.

Barter transactions, which currently account for a significant portion of our revenues, result in no income.

         We currently derive a significant portion of revenues from barter transactions. For the years ended December 31, 2000 and 1999, we derived revenues of $893,000 and $1,282,000 from barter transactions, constituting 17% and 35%, respectively of total revenues for the year. We barter or trade web site creation services and inclusion on our web sites in exchange for advertising in consumer and trade publications as well as, to a lesser extent, for online banner advertising and for marketing and public relations consulting services. While we recognize barter revenue at the fair market value of the advertising or service received, the revenues are offset with a corresponding fair market expense for the services or advertising we provide in the exchange, as a result of which we do not recognize income. We also cannot be certain that barter will continue to be accepted as a form of payment for our services.

We depend on relationships with third parties, and the loss, or change in terms, of any relationship could adversely affect us.

         Our business could be adversely affected if we do not maintain our existing commercial relationships. We have entered into commercial relationships with various third parties, some of which require us to feature them prominently in certain sections of our web sites. For example, we have entered into an agreement with VISA pursuant to which we have integrated the VISA logo and payment option into our web site in exchange for a fee and promotion of our web sites. Existing and future arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements or other commercial relationships. Many companies that we may pursue for a commercial relationship may also offer competing services. As a result, these competitors may be reluctant to enter into commercial relationships with us.

         We also depend on establishing and maintaining a number of commercial relationships with various web sites and networks to increase traffic on our web sites. There may be intense competition for placements on these sites and networks, and in the future we may not be able to enter into distribution relationships for such placement on commercially reasonable terms or at all. Even if we enter into distribution relationships with these web sites and networks, they may not attract significant numbers of consumers. Therefore, our web sites may receive less than the number of additional consumers expected from these relationships. Moreover, significant fees may have to be paid to establish or renew these or comparable relationships.

We may be unable to continually develop our content and service offerings.

         If we fail to develop and introduce new features, functions or services effectively, it could have a material adverse effect on the business, results of operations and financial condition. To remain competitive, we must continue to enhance and improve our content offerings, the ease of use, responsiveness, functionality and features of our web sites and develop new services in addition to continuing to improve the consumer purchasing experience on our site. These efforts may require the development or licensing of increasingly complex technologies. We may not be successful in developing or introducing new features, functions and services, and these features, functions and services may not achieve market acceptance or enhance our brand loyalty. Please see "Description of Business- Customer Loyalty and Retention."

We may be unable to retain our internal direct sales force, which is necessary to support our anticipated growth.

      We rely on sales personnel to lease space on our sites to brand name tenants. To support our growth, we need to substantially maintain, and may need to increase, our internal sales force over time. The ability to do this involves a number of risks, including:

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

Increased competition could result in less traffic to our web sites, price reductions for our tenant fees and reduced margins or loss of market share, any of which would have a material adverse effect on the business, results of operations and financial condition.

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

         We believe that the ability to compete depends on many factors, many of which are beyond our control. We believe that the principal competitive factors in attracting consumers to our web site are:

         - brand awareness and loyalty;

         - the ability to attract high quality manufacturers, retailers, catalogs and magazines as tenants on the Company's web sites;

         - strategic relationships with high-traffic web sites and networks;

         - a positive shopping and purchasing experience for the consumer in our client's sites;

         - breadth and depth of selection of merchants and merchandise within merchant sites;

         - price of products offered for sale by our clients;
         - ease of use;

         - quality of content, other service offerings, and speed of our site;

         - quality of content, fulfillment and customer service by our clients; and

         - web site functionality, responsiveness, reliability, and speed.

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of customer services. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, manufacturers, retailers, distribution partners, and advertisers and e-commerce partners. Competitors may develop services that are equal or superior to ours or that achieve greater market acceptance than our web sites. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of advertisers and e-commerce marketers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully or competitive pressures may have a material adverse effect on our business, results of operations and financial condition.

         We also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets. If advertisers perceive the Internet or the Company's web sites to be a limited or ineffective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budgets to Internet advertising or to advertise on the Company's web sites. Please see "Description of Business--Competition."

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

         Our ability to retain and attract consumers, manufacturers, retailers and advertisers, and to achieve market acceptance of our services and our brands, depends significantly upon the performance of our systems and network infrastructure. Revenues depend on the number of visitors to our web sites and the traffic and activity created by those visitors. Any system or network failure that causes interruption or slower response time of our services could result in less traffic to our web site and, if sustained or repeated, could reduce the attractiveness of our services to consumers, manufacturers, retailers and advertisers. We have experienced periodic system interruptions, which we believe may continue to occur from time to time. An increase in the volume of our web site traffic could strain the capacity of our technical infrastructure, which could lead to slower response times or system failures. This would cause the number of advertising impressions, click throughs to our clients and our information offerings to decline, any of which could hurt our revenue growth and our brand loyalty. In addition, if traffic increases, we cannot assure that the technical infrastructure, such as a reliable network backbone with the necessary speed and data capacity and the development of complementary products such as high-speed modems, will be able to increase accordingly, and we face risks related to our ability to scale up to expected consumer levels while maintaining performance. Further, security and authentication concerns regarding the transmission of confidential information over the Internet, such as credit card numbers, may continue. Any failure of our server and networking systems to handle current or higher volumes of traffic could have a material adverse effect on our business, results of operations and financial condition.

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

         In addition, our operations depend upon the ability to maintain and protect our computer systems, most of which are hosted and maintained by a third party in New Jersey. Our third party provider maintains, within their control and to their specifications, the only backup disaster recovery program. The system therefore is vulnerable to damage from a disastrous event, such as fire, flood, earthquake, power loss, telecommunications failures, hackers and similar occurrences which cannot be controlled or corrected by the third party as well as being vulnerable to any failure by the third party to adequately maintain or protect our equipment or their own facilities. The occurrence of a disastrous event could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to liability for the Internet content we publish.

         We could be exposed to liability for third-party information that may be accessible through our web site. Such claims might assert, among other things that, by directly or indirectly providing links to web sites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by such third parties through such web sites. It is also possible that, if any third-party content information provided on our web site contains errors, consumers might make claims against us for losses incurred in reliance on such information.

         At times, we enter into agreements with other companies under which any revenue that results from the purchase of services through direct links to or from our web site is shared. Such arrangements may expose us to additional legal risk and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure you that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

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

         We may choose to expand operations by developing new web sites, promoting new or complimentary products or formats, expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products or technologies. If we acquire a company we could face difficulties in assimilating that company's personnel and operations. In addition, key personnel of the acquired company might decide not to work for us. Furthermore, any new business or web site launched by us not favorably received by consumers could damage the reputation of the Company's brands. The lack of market acceptance of such efforts or our inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the business, results of operations and financial condition.

         Furthermore, the re-launch and integration of acquisitions may require capital expenditures in advance of any revenue, and revenue from these acquisitions cannot be assured. As an example, we spent approximately $1 million on the Boo re-launch in the fourth quarter of 2000 and have not yet generated any revenue of substance from the Boo.com web site, nor is there any assurance that we will be able to generate revenue or recoup our investment in this site.

If government regulation increases, we may need to change the manner in which we conduct our business.

         The adoption of new legislation or regulation, which impacts Internet businesses, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business. We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. In addition, as our web site is available over the Internet in many states and foreign countries, and as we sell to numerous consumers residing in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. We are qualified to do business in only two states, and our failure to qualify as a foreign corporation in a jurisdiction where such qualification is required could subject us to taxes and penalties for the failure to qualify.

If the protection of our intellectual property rights is inadequate, our business may be adversely affected.

       Although our ability to compete depends, to some extent, upon copyright law and confidentiality agreements, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable web site maintenance are more essential in establishing and strengthening our brand. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. Other than our registration of certain domain names, we do not have any other protection for the "fashionmall.com" or the "Outletmall.com" or the "Boo.com" names. We do not believe that we or anyone else can obtain protection for such names in the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims or infringement. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Misappropriation of our intellectual property or the costs associated with litigation related thereto could have a material adverse effect on the business, results of operations and financial condition. We also own and have applied for a number of trademarks related to Boo.com and related words and phrases. In this connection, there is certain pending litigation described under the heading "Description of Business - Legal Proceedings" as to our use of the Boo name. Loss of the Boo name would adversely affect that portion of our business related to Boo.com.

We may be unable to acquire or maintain necessary web domain names.

         We currently hold various web domain names relating to our brand, including the "fashionmall.com", "Outletmall.com" and "Boo.com" domain names. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. For example, in the United States, the National Science Foundation has appointed Network Solutions, Inc. as one of the exclusive registrar for the ".com," ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries are subject to change in the near future. Such changes in the United States are expected to include a transition from the current system to a system which is controlled by a non-profit corporation and the creation of additional top-level domains. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights are unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our proprietary rights.

Our common stock price has been volatile, which could result in substantial losses for individual stockholders.

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

        Further, the stock markets, and in particular the Nasdaq National Market, have experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many technology companies and have often been unrelated or disproportionate to the operating performance of such companies. Additionally, the market price of our common stock could be adversely affected by losses or other negative news regarding one or more other companies, despite the fact that such information is not related specifically to us and may even be contradictory to information that is specifically applicable to us. These broad market factors may adversely affect the market price of our common stock. In addition, general economic, political and market conditions such as recessions, interest rates or international currency fluctuations may adversely affect the market price of the common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

Existing stockholders will be able to exercise significant control over us.

         Approximately 48.1% of the outstanding common stock is beneficially owned by Benjamin Narasin, our President and Chief Executive Officer. Accordingly, Mr. Narasin will have substantial influence over the outcome of any matter submitted to a vote of stockholders, including the election of directors and the approval of significant corporate transactions (such as acquisitions of us or our assets). Such influence could delay or prevent a change of control.

It may be difficult to acquire us.

         Certain provisions of our Certificate of Incorporation, our Bylaws, Delaware law and Mr. Narasin's ownership of approximately 48.1% of the outstanding common stock, could make it difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

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

         We may need to raise additional funds in the future in order to fund more aggressive brand promotion or more rapid expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services. It cannot be assured that any required additional financing will be available on terms favorable to us, or at all, particularly in the current investment environment in which dot-com's, particularly in the business to consumer area, are out of favor. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the holders of our common stock. If additional funds are raised by our issuing debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive or business pressures, which could have a material adverse effect on our business, results of operations and financial condition. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7.  Financial Statements.

         The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," following Part III of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         The Company filed a report on Form 8-K dated August 14, 2000 under Item 4 reporting that the Company's accountants, Arthur Andersen LLP, were terminated. During the Company's two fiscal years ended December 31, 1998 and 1999 and through August 4, 2000, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         The Company also filed a report on Form 8-K dated August 14, 2000 under
Item 4 reporting that the Company engaged BDO Seidman, LLP as its new independent public accountants to audit the Company's financial statements for its fiscal year ended December 31, 2000.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

         Our current executive officers and directors are set forth below:

                      Name                    Age           Position
                      ----                    ---           --------

Benjamin Narasin..........................     35  Chief Executive Officer and
                                                    President and Chairman of
                                                    the Board of Directors

Barry Scheckner...........................     52   Acting Chief Financial
                                                    Officer

Richard C. Marcus(1)......................     61   Director

Jerome A. Chazen(1).......................     74   Director and Senior
                                                    Consultant

Robert S. Taubman(1)......................     47   Director

Ronald Forehand...........................     54   Chief of Operations

Anne-Marie Forehand.......................     37   Vice President


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

         Benjamin Narasin has served as our Chairman of the Board, Chief Executive Officer and President and the predecessor since the our inception in 1994. Prior to joining us, from 1986 to 1994, Mr. Narasin served as President for Boston Prepatory Co., an apparel company which he still owns and at which he developed the concept of fashionmall.com.

         Barry Scheckner has served as a Financial Consultant in the capacity of Acting Chief Financial Officer to us since September, 1999. Mr. Scheckner is a Certified Public Accountant who served as the Chief Financial Officer of Finlay Enterprises, Inc., for twelve years. Mr. Scheckner also serves on the Board of Directors of Michael Anthony Jewelers, Inc.

         Richard C. Marcus has served as consultant to us since February 1997 and has served as a director since March 1999. Since January 1997, Mr. Marcus has served as a Senior Advisor to Peter J. Solomon Company, a New York investment banking firm. Mr. Marcus was principal of InterSolve Group Inc., a management services firm, from its inception in 1991 until January 1997. From December 1994 until December 1995, Mr. Marcus served as Chief Executive Officer of the Plaid Clothing Group and as a director of that company from December 1994 through December 1996. In July 1995, Plaid Clothing Group filed a petition of reorganization under Chapter 11 of the U.S. Bankruptcy Code and was subsequently sold to Hartmarx in December 1996. From January 1989 to January 1992, Mr. Marcus was a principal of RCM Consulting, a provider of consulting services to the retail industry. From 1979 to 1988, he served as Chairman and Chief Executive Officer of Neiman-Marcus, a department store retailer. Mr. Marcus is currently a director of Zale Corporation, a public jewelry retail company.

         Jerome A. Chazen has served as a senior consultant and one of our directors since March 1999. Since 1996, Mr. Chazen has been Chairman of Chazen Capital Partners, LLC. Mr. Chazen was a founder of Liz Claiborne, Inc., an apparel company, where he served in various senior executive positions until his retirement in 1996 and as a director until 1997. Mr. Chazen also serves as a director of Taubman Centers, Inc. and as Chairman of the American Craft Museum, as a Trustee of Columbia University, as Chairman of the Board of Overseers of the Columbia University Business School, and as Vice-Chairman of the Greater New York Council of the Boy Scouts of America. Mr. Chazen has various relationships with FM/CCP Investment Partners, LLC.

         Robert S. Taubman has served as a director since April 1999. He has been a director and the President and Chief Executive Officer of Taubman Centers, Inc., a real estate investment trust which is a leading developer of malls since 1992. Mr. Taubman is also a director of Comerica Bank and of Sotheby's Holdings, Inc., the international art auction house, a member of the Board of Governors of the National Association of Real Estate Investment Trusts, a director of the Real Estate Roundtable, a trustee of the Urban Land Institute and a former trustee of the International Council of Shopping Centers.

         Ronald Forehand has served as our Chief of Operations since October 1998. Prior to joining us, from April 1990 to September 1998, Mr. Forehand was President of J.P. Callaghan's Outfitters, a men's sportswear company which he co-founded but which terminated operations. Mr. Forehand is Anne-Marie Forehand's husband.

         Anne-Marie Forehand has been an employee since February 1998 and became Vice President in March 1999. Prior to joining us, from April 1990 to September 1998, Ms. Forehand managed J.P. Callaghan Outfitters, a men's sportswear company which she co-founded but which has terminated operations. Ms. Forehand is Ronald Forehand's wife.

Item 10. Executive Compensation.

         The following tables set forth the annual and long-term compensation for services in all capacities for the three years ended December 31, 2000 paid to Benjamin Narasin, President, Chief Executive Officer and Chairman.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

                                                              Securities
                                                              Underlying
       Name and         Fiscal                                 Options/
Principal Position       Year        Salary        Bonus       SARs (#)
------------------       ----        ------        -----       --------

Benjamin Narasin,        2000      $238,225          --            --
President/CEO and        1999      $180,000       $40,000       100,000
Chairman of the          1998      $180,000(1)       --            --
Board of Directors

(1)      $85,000 of such salary was deferred and was paid in March 1999.

         The following table sets forth information regarding stock option exercises during the year ended December 31, 1999 by Mr. Narasin and the values of his options as of December 31, 2000:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                     Number of Securities        Value of unexercised
                                                     Underlying Options at       in the money options
                                                     fiscal year end (#)         at fiscal year end ($)
                                                     ------------------------------------------------------
                          Shares          Value
                         acquired       Realized
         Name           on exercise        ($)       Exercisable  Unexercisable  Exercisable  Unexercisable
         -----          -----------        ---       -----------  -------------  -----------  -------------

Benjamin Narasin
President/CEO and
Chairman of the Board
of Directors                 -            $  -         100,000          -          $   -          $   -

Director Compensation

         The directors did not receive monetary compensation for serving on the Board of Directors during the fiscal year ended December 31, 2000.

Employment and Consulting Agreements

          We entered into a three-year employment agreement with Benjamin Narasin, effective as of May 26, 1999, pursuant to which Mr. Narasin shall serve as our Chief Executive Officer, President and Chairman of the Board and has received an annual base salary of $180,000 during fiscal 1999 and for fiscal 2000 received $238,225. Such base salary will be subject to additional increases and bonuses within the discretion of the Board of Directors, which will take into account, among other things, our performance and the performance, duties and responsibilities of Mr. Narasin. We also agreed to pay for certain life insurance policies for the benefit of Mr. Narasin's family and to indemnify him and his minor son, Grant Narasin, for tax liabilities arising from our reorganization into a C corporation. Mr. Narasin's agreement also permits him to devote up to 10% of his time to Boston Prepatory Co., an apparel company owned by him, provided that the Board of Directors makes a determination that such company is not directly competitive to us. In the event of a change of control as defined in the agreement, Mr. Narasin may terminate the agreement and receive three times his compensation, including bonuses earned during the previous 12 months, and his compensation for the balance of the term.

         In April 2000, we loaned to our CEO the principal amount of $185,000. The note accretes interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding is payable in April 2001.

       On March 2, 1999, we entered into a consulting agreement with Jerome Chazen, the sole owner of FM/CCP, Inc., which is the manager of FM/CCP Investment Partners, LLC. The consulting agreement, which expires on May 26, 2001, stipulates that Mr. Chazen shall provide consulting services to us aggregating at least 30 hours per month. In addition, Mr. Chazen agreed to become a director. Mr. Chazen will receive an aggregate of $150,000 over the term of the consulting agreement plus five-year options to purchase 135,000 shares of common stock at an exercise price of $1.11 per share and options to purchase 107,500 shares of common stock at an exercise price of $3.25 per share. Of such options, 50% became exercisable upon the closing of our IPO, an additional 16% became exercisable on March 1, 2000, and the balance becomes exercisable in equal monthly installments over the one year period commencing March 2, 2000.

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

     Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers. See footnote No. 9 in the financial statements for a breakout of the stock option activity for the year ended December 31, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and our other equity securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equities are required by the regulations of the Commission to furnish us with copies of such reports . Based on our review of such reports furnished to us during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent of a registered class of equity securities.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information known to us, as of March 23, 2001, regarding the beneficial ownership of our voting securities by (i) each person who is known by us to beneficially own more than 5% of the outstanding Common Stock, (ii) each of our directors and each of the executive officers named in the compensation table under Item 10, "Executive Compensation", and
(iii) all of our directors and executive officers as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to shares beneficially owned by such stockholder.

                                                            Amount and nature       Percentage of
                                                             of beneficial         outstanding stock
             Name of beneficial owner (1)                      ownership                owned
             ----------------------------                      ---------                -----

Benjamin Narasin(2)....................................      3,528,100 shares           48.1%
TRC Net Investors LLC (3)..............................        821,384 shares           11.2%
Robert S. Taubman (3)(4)...............................        831,384 shares           11.3%
FM/CCP Investment Partners, LLC(5).....................        320,000 shares            4.4%
Jerome Chazen (5)......................................        486,174 shares            6.6%
Richard Marcus (6).....................................         20,000 shares             .3%
Executive Officers and Directors (7)
   as a group (seven persons)..........................      4,044,274 shares           55.1%

-----------
(1) Except as otherwise indicated, the address for the referenced stockholders is c/o fashionmall.com, Inc., 575 Madison Avenue, New York, New York 10022.

(2) Includes 427,500 shares owned by Grant Narasin, the minor son of Mr. Narasin. Mr. Narasin has voting power over Grant Narasin's shares until April 9, 2018. Also includes 100,000 shares of common stock underlying options.

(3) Includes 824,084 shares of common stock underlying convertible preferred stock owned by TRG Net Investors LLC. The conversion right terminates on May 22, 2001. TRG Net Investors LLC is owned (i) 75% by the

         Taubman Realty Group Limited Partnership ("TRG LP") and (ii) 25% by Taubman Net LLC, which is the Managing Member of TRG Net Investors LLC and which is owned 100% by The Taubman Company Limited Partnership, a shopping mall property manager, which is 99% directly and indirectly owned by TRG LP. Consequently, TRG LP owns directly or indirectly over 99% of TRG Net Investors LLC. In turn, Taubman Centers, Inc., a public real estate investment trust, is the Managing General Partner of and owns 62.8% of TRG LP.

(4) Includes 10,000 shares of common stock underlying options, and 2,700 shares of common stock owned by Mr. Taubman's wife. Excludes 824,084 shares of common stock underlying convertible preferred stock owned by TRG Net Investors LLC reported above. Robert S. Taubman is the President and Chief Executive Officer of TRG Net Investors LLC. Mr. Taubman disclaims any beneficial ownership interest in the shares owned by his wife and in the shares owned or which may be acquired by TRG Net Investors LLC beyond his indirect interest therein through his pecuniary interest in TRG LP, which directly or indirectly owns substantially all of TRG Net Investors LLC. The address of Robert S. Taubman and TRG Net Investors LLC is 200 East Long Lake Road, Suite 300, Bloomfield Hills, Michigan 48303-0200.

(5) FM/CCP, Inc., the Manager of FM/CCP Investment Partners, LLC, is wholly-owned by Mr. Chazen, and certain affiliates of Mr. Chazen are members of FM/CCP Investment Partners, LLC. FM/CCP, Inc. and/or Mr. Chazen may be deemed the beneficial owner of securities owned by FM/CCP Investment Partners, LLC. Mr. Chazen disclaims such beneficial ownership. FM/CCP Investment Partners, LLC's ownership includes 95,000 shares underlying warrants which became exercisable upon completion of the offering and does not include up to 12,500 shares issuable pursuant to certain anti-dilution provisions upon exercise of such warrants and the options owned by Mr. Chazen referred to below. The amount shown as owned by Mr. Chazen includes common stock beneficially owned by FM/CCP and 121,250 shares underlying options, which became exercisable by Mr. Chazen upon consummation of the offering, 19,400 shares underlying options that became exercisable by Mr. Chazen on March 1, 2000 and an additional 25,524 shares underlying options that become exercisable in monthly installments over a one year period commencing March 2, 2000. The address of FM/CCP Investment Partners, LLC and Jerome Chazen is 767 Fifth Avenue, New York, New York 10153.

(6)      Includes 20,000 shares of common stock underlying options.

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

         Pursuant to its initial public offering ("IPO") completed on May 21,1999, IFM changed its name to fashionmall.com, Inc. (the "Company"). In connection with the IPO and immediately prior thereto, the existing members of IFM contributed all of their membership interests in IFM in exchange for 4.5 million shares of common stock of the Company. On May 21, 1999, the Company completed its IPO of 3.0 million shares of its common stock. The IPO resulted in net proceeds, after related expenses, of approximately $35 million.

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

         On April 22, 1999, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and one of the leading mall developers in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in the Company (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn are convertible into an aggregate of 824,084 common shares and the Warrants can be exercised to purchase 924,898 common shares. The warrants expired unexercised in July 2000. The Preferred Stock is convertible for one year beginning on the first anniversary of the closing of the IPO by the Company and, based on the $13.00 per share initial public offering price, the effective conversion price of the Preferred Stock was $9.00 per share and the exercise price of the Warrants was $13.00 per share. Upon closing of Taubman's investment, the Company allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, and was allocated to additional paid-in capital upon closing of the IPO and will be accreted to the book value of the Preferred Stock. The accretion period will be one year, beginning on the date of closing of the IPO. As of December 31, 2000, the Company had accreted $5,040,000 to the book value of the Preferred Stock. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined the Company's Board of Directors.

         In April 2000, the Company loaned to its CEO the principal amount of $185,000. The note accretes interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding is payable in April 2001.

Item 13.   Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.             Description
-----------             -----------

3.1      Certificate of Incorporation of the Company (1)
3.2      By-laws of the Company (1)
3.3 Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (2)
4.1      Form of Representative's Warrant (2)

4.2      Form of Stock Certificate (2)
4.3      Warrant executed in connection with the FM/CCP Financing (1)
10.1 Employment Agreement effective as of May 26, 1999 by and between the Company and Benjamin Narasin (2)
10.2 Consulting Agreement dated March 2, 1999 by and between the Company and Jerome Chazen(1)
10.3 Subscription Agreement dated March 2, 1999, by and between FM/CCP Investment Partners, LLC and the Company(1)
10.4 Subscription Agreement dated March 2, 1999, by and between Jerome Chazen and the Company(1)
10.5     1999 Stock Option Plan (3)
10.6 Unit Purchase Agreement, dated April 22, 1999, among Internet Fashion Mall LLC, fashionmall.com, Inc. and TRG Net Investors LLC (1)
21.1     Subsidiaries of the registrant
23.1     Consent of BDO Seidman, LLP
23.2     Consent of Arthur Andersen LLP

--------------------------------------------------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, filed March 9, 1999.
(2) Incorporated by reference from the Company's Amendment No. 1 to the Form SB-2, filed April 23, 1999.
(3) Incorporated by reference from the Company's Registration Statement on Form S-8 filed on November 1, 1999.
--------------------------------------------------------------------------------
(b)        Current Reports on Form 8-K
                  None.

                          Index to Financial Statements

                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants......................  F-2
Report of Independent Public Accountants................................  F-3
Consolidated Balance Sheet as of December 31, 2000......................  F-4
Consolidated Statements of Operations for the years ended
December 31, 2000 and 1999..............................................  F-5
Consolidated Statements of Comprehensive Loss for the years
ended December 31, 2000 and 1999........................................  F-6
Consolidated Statements of Stockholders' Equity and Members'
Deficit.................................................................  F-7
Consolidated Statements of Cash Flows for the years ended
December 31, 2000 and 1999..............................................  F-9
Notes to Consolidated Financial Statements.............................. F-10

               Report of Independent Certified Public Accountants

The Stockholders and Board of Directors
fashionmall.com, Inc.

         We have audited the accompanying consolidated balance sheet of fashionmall.com, Inc. as of December 31, 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of fashionmall.com, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                                /s/   BDO Seidman, LLP
                                                ----------------------

                                                      BDO Seidman, LLP
New York, New York
February 26, 2001

                    Report of Independent Public Accountants

To the Stockholders and Board of Directors of fashionmall.com, Inc.:

         We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of fashionmall.com, Inc. (a Delaware corporation) for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of fashionmall.com, Inc. and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                /s/ Arthur Andersen LLP
                                                -----------------------

                                                    Arthur Andersen LLP

New York, New York
March 23, 2000
                              fashionmall.com, Inc.

                           Consolidated Balance Sheet

                                                                                    December 31,
                                                                                        2000
                                                                                    ------------
                                   Assets
                                   ------
CURRENT ASSETS
    Cash and cash equivalents                                                     $   26,512,000
    Marketable securities                                                              7,503,000
    Accounts receivable, net of an allowance of approximately $471,000                 1,198,000
    Loan to officer                                                                      209,000
    Prepaid expenses and other current assets                                            497,000
                                                                                  --------------
                Total current assets                                                  35,919,000
                                                                                  --------------

INVESTMENTS                                                                            1,318,000
PROPERTY AND EQUIPMENT - net of accumulated depreciation of $140,000                     201,000
CAPITALIZED SOFTWARE COSTS - net of accumulated amortization of $174,000                 222,000
INTANGIBLE AND OTHER ASSETS - net of accumulated amortization of $168,000                472,000
                                                                                  --------------

                Total assets                                                      $   38,132,000
                                                                                  ==============

                 Liabilities and Stockholders' Equity
                 ------------------------------------
CURRENT LIABILITIES
   Accounts payable                                                               $    1,316,000
   Accrued expenses                                                                    1,190,000
   Customer deposits                                                                     143,000
                                                                                  --------------
                Total liabilities                                                      2,649,000
                                                                                  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Convertible preferred stock - $.01 par value; 3,000,000 shares
        authorized; 824,084 shares issued and outstanding                                  8,000
   Common stock - $.01 par value; 35,000,000 shares authorized;
         7,500,000 shares issued and outstanding                                          75,000
   Treasury stock, at cost, 165,600 shares                                              (286,000)
   Additional paid-in capital                                                         51,779,000
   Unrealized gain on marketable securities and investments available for sale            36,000
   Accumulated deficit                                                               (16,129,000)
                                                                                  --------------
                Total stockholders' equity                                            35,483,000
                                                                                  --------------

                Total liabilities and stockholders' equity                        $   38,132,000
                                                                                  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              fashionmall.com, Inc.

                      Consolidated Statements of Operations

                                                                              For the Years Ended
                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                          2000                    1999
                                                                  ---------------------   ---------------------


SITE REVENUES                                                     $           5,386,000   $           3,690,000
                                                                  ---------------------   ---------------------
COSTS AND EXPENSES:
   Site development, merchandise and content                                    722,000                 612,000
   Advertising and marketing                                                  4,728,000               3,805,000
   Selling expense                                                            1,386,000                 389,000
   General and administrative                                                 6,208,000               5,862,000
                                                                  ---------------------   ---------------------
   Total costs and expenses                                                  13,044,000              10,668,000
                                                                  ---------------------   ---------------------

Loss from operations                                                         (7,658,000)             (6,978,000)
                                                                  ---------------------   ---------------------

OTHER INCOME (EXPENSE):
   Interest and dividend income                                               2,570,000               1,433,000
   Interest expense and other financing costs                                      -                   (737,000)
                                                                  ---------------------   ---------------------
Total other income (expense)                                                  2,570,000                 696,000
                                                                  ---------------------   ---------------------

Net loss                                                          $          (5,088,000)  $          (6,282,000)
                                                                  =====================   =====================

Basic and diluted loss per share                                  $                (.68)  $               (1.01)
                                                                  =====================   =====================

Basic and diluted weighted average common shares outstanding                  7,490,000               6,250,000
                                                                  =====================   =====================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              fashionmall.com, Inc.

                  Consolidated Statements of Comprehensive Loss

                                                                              For the Years Ended
                                                                                  December 31,
                                                                  ---------------------------------------------
                                                                          2000                    1999
                                                                  ---------------------   ---------------------
Net loss                                                          $          (5,088,000)  $          (6,282,000)

Unrealized gain (loss) on
marketable securities and investments
available-for-sale                                                              (10,000)                 46,000
                                                                  ---------------------   ---------------------

Comprehensive net loss                                            $          (5,098,000)  $          (6,236,000)
                                                                  =====================   =====================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              fashionmall.com, Inc.

     Consolidated Statements of Stockholders' Equity and Members' Deficit

                                       Convertible
                                     Preferred Stock               Common Stock
                                     ---------------               ------------
                                                                                          Additional     Members'
                                                 Par                           Par          Paid-in    Contributed  Comprehensive
                                    Shares      Value           Shares        Value         Capital      Capital    Income (Loss)
                                  -------------------------------------------------------------------------------------------------

Balance at January 1, 1999            --             --           --             --             --    $   411,000       --

Contribution of capital, net
   of related issuance costs          --             --           --             --             --        876,000       --

Incremental difference
   between issue price and
   fair value of capital              --             --           --             --             --        576,000       --
   contribution

Issuance of warrants to
   purchase 127,000 shares
   of common stock, at fair value     --             --           --             --             --        130,000       --

Issuance of preferred stock
   in connection with
   capital contribution               --             --           --             --             --      5,040,000       --




                                                                      Total
                                      Members'    Accumulated      Stockholders'
                                      Deficit       Deficit           Equity
                                   --------------------------------------------

Balance at January 1, 1999          $  (553,000)         --       $  (142,000)

Contribution of capital, net
   of related issuance costs               --            --           876,000

Incremental difference
   between issue price and
   fair value of capital                   --            --           576,000
   contribution

Issuance of warrants to
   purchase 127,000 shares
   of common stock, at fair value          --            --           130,000

Issuance of preferred stock
   in connection with
   capital contribution                    --            --         5,040,000





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              fashionmall.com, Inc.

      Consolidated Statements of Stockholders' Equity and Members' Deficit

                                      Convertible
                                    Preferred Stock              Common Stock                                 Treasury Stock
                                    ---------------              ------------                                 --------------
                                                                                    Additional     Members'
                                                  Par                      Par       Paid-in     Contributed
                                   Shares        Value       Shares       Value      Capital       Capital      Shares      Amount
                                  -------------------------------------------------------------------------------------------------
Issuance of warrants to
   purchase 924,898 shares of
   common stock, at fair value        --           --           --          --            --      $2,377,000      --           --

Issuance of common stock in
   connection with IPO, net
   of expenses                        --           --      7,500,000      75,000    34,700,000          --        --           --

Reorganization from
   Limited Liability
   Company to C Corporation           --           --           --          --       8,725,000    (9,559,000)     --           --

Non-cash compensation
   expense subsequent to IPO          --           --           --          --       2,878,000       149,000      --           --

Accretion of preferred stock
   beneficial conversion
   feature                         824,084        8,000         --          --       3,093,000          --        --           --

Unrealized gain on
   marketable securities
   available for sale                 --           --           --          --            --            --        --           --

Net loss                              --           --           --          --            --            --        --           --
                                  -------------------------------------------------------------------------------------------------

Balance at December 31, 1999       824,084        8,000    7,500,000      75,000    49,396,000          --        --           --
                                  -------------------------------------------------------------------------------------------------

Purchase of treasury stock            --           --           --          --            --            --    (165,600)   $(286,000)

Non-cash compensation expense         --           --           --          --         444,000          --        --           --

Accretion of preferred stock
   beneficial conversion feature      --           --           --          --       1,939,000          --        --           --

Unrealized loss on marketable
   securities and investments
   available for sale                 --           --           --          --            --            --        --           --

Net loss                              --           --           --          --            --            --        --           --
                                  -------------------------------------------------------------------------------------------------

Balance at December 31, 2000       824,084     $  8,000    7,500,000   $  75,000   $51,779,000    $     --    (165,600)   $(286,000)
                                  =================================================================================================

                                                                                      Total
                                  Comprehensive       Members'    Accumulated      Stockholders'
                                     Income           Deficit      Deficit            Equity
                                 ---------------------------------------------------------------
Issuance of warrants to
   purchase 924,898 shares of
   common stock, at fair value          --                --              --          2,377,000

Issuance of common stock in
   connection with IPO, net
   of expenses                          --                --              --         34,775,000

Reorganization from
   Limited Liability
   Company to C
   corporation                          --              834,000           --               --

Non-cash compensation
   expense subsequent to IPO            --                --              --          3,027,000

Accretion of preferred stock
   beneficial conversion feature        --                --        (3,101,000)            --

Unrealized gain on
   marketable securities
   available for sale                 46,000              --              --             46,000

Net loss                                --             (281,000)    (6,001,000)      (6,282,000)
                                 ---------------------------------------------------------------

Balance at December 31, 1999          46,000              --        (9,102,000)      40,423,000
                                 ---------------------------------------------------------------

Purchase of treasury stock              --                --              --           (286,000)

Non-cash compensation expense           --                --              --            444,000

Accretion of preferred stock
   beneficial conversion feature        --                --        (1,939,000)            --

Unrealized loss on
   marketable securities
   and investments
  available for sale                 (10,000)             --              --            (10,000)

Net loss                                --                --        (5,088,000)      (5,088,000)
                                 ---------------------------------------------------------------
Balance at December 31, 2000         $36,000              --      $(16,129,000)     $35,483,000
                                 ===============================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              fashionmall.com, Inc.

                      Consolidated Statements of Cash Flows

                                                               For the Years Ended
                                                                   December 31,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------

Operating Activities
Net loss                                                  $ (5,088,000)   $ (6,282,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                                  394,000          65,000
Non-cash interest expense and other
  financing costs                                                 --           668,000
Non-cash compensation expense                                  444,000       3,027,000
Inventory reserve                                                 --           100,000
Bad debt expense                                               489,000         263,000
Changes in operating assets and liabilities:
   Accounts receivable                                        (890,000)       (655,000)
   Inventory                                                   191,000        (289,000)
   Prepaid expenses and other current assets                   (63,000)       (737,000)
   Deferred financing costs                                       --           397,000
   Accounts payable                                         (1,469,000)      2,572,000
   Accrued expenses                                            896,000         251,000
   Customer deposits                                           129,000          (4,000)
   Deferred revenue                                            (25,000)        (20,000)
                                                          ------------    ------------
   Net cash used in operating
      activities                                            (4,992,000)       (644,000)
                                                          ------------    ------------

Investing Activities

Purchases of marketable securities and investments, net     (1,379,000)     (7,371,000)
Software development costs                                     (34,000)       (316,000)
Purchase of property and equipment                             (82,000)       (216,000)
Purchase of intangible and other assets                       (620,000)           --
                                                          ------------    ------------
    Net cash used in investing activities                   (2,115,000)     (7,903,000)
                                                          ------------    ------------

Financing Activities
Purchase of treasury stock                                    (286,000)           --
Loan to officer                                               (209,000)           --
(Repayment) proceeds of loans                                     --          (489,000)
Initial public offering proceeds                                  --        34,775,000
Capital contributions                                             --         8,293,000
                                                          ------------    ------------
    Net cash (used in) provided by financing activities       (495,000)     42,579,000
                                                          ------------    ------------

(Decrease) increase in cash and cash equivalents            (7,602,000)     34,032,000
Cash and cash equivalents - beginning of year               34,114,000          82,000
                                                          ------------    ------------

Cash and cash equivalents- end of year                    $ 26,512,000    $ 34,114,000
                                                          ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              fashionmall.com, Inc.
                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

1. Description of Business

         Internet Design Group, Ltd. commenced operations on December 22, 1994 and continued operations until August 19, 1995 when it became Internet Fashion Mall, L.P. ("IFM LP"). Effective June 26, 1996, IFM LP was reorganized as a Delaware limited liability company, Internet Fashion Mall LLC ("IFM").

         Pursuant to its initial public offering ("IPO") completed on May 21,1999, IFM changed its name to fashionmall.com, Inc. (the "Company"). In connection with the IPO and immediately prior thereto, the existing members of IFM contributed all of their membership interests in IFM in exchange for 4.5 million shares of common stock of the Company. On May 21, 1999, the Company completed its IPO of 3.0 million shares of its common stock. The IPO resulted in net proceeds, after related expenses, of approximately $35 million.

         The Company was incorporated in Delaware as a C corporation on February 26, 1999.

         The Company engages in the business of marketing, promoting, advertising and selling fashion apparel and related accessories or products to the public on the Internet, via the Company's web sites. The Company combines an online shopping mall with fashion content to provide a centralized site for manufacturers, retailers, magazines and catalogs to advertise, display and sell their product lines.

         Activities from the date of inception to December 31, 2000 have been to develop the Company's brands through a marketing strategy that includes the exchange of the Company's services for advertising space in various magazines, journals and web sites or consulting services.

2. Summary of Significant Accounting Policies

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of the Company and subsidiaries, all significant intercompany balances and transactions have been eliminated.

 Revenue Recognition

         The Company's primary source of revenue is from tenant fees. Manufacturers, retailers, magazines and others pay fees to the Company to lease space on the Company's web sites. Revenues are recognized as services are rendered. The Company recognizes revenue earned from tenant fees in accordance with its customer contracts, which specify either a fixed fee or a fee based on performance.

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

         Barter revenue and the related advertising expense is recognized in accordance with the established advertising rate card, of the advertiser customer, which represents the rates charged to cash buyers based on their level of advertising. Barter revenue is recognized over the term of the customer contract, commences upon the placement of the customer's advertisement on the Company's web sites. Generally, barter revenues equal barter expenses; however, due to timing, barter accounts receivable and barter accounts payable may result. Barter expenses are included in advertising and marketing expenses in the accompanying statements of operations for the years ended December 31, 2000 and 1999. The Company had revenue from barter transactions of $893,000 and $1,282,000 for the years ended December 31, 2000 and 1999, respectively.

        In January 2000, the Emerging Issues Task Force (the "EITF") of the Financial Standards Accounting Board ("FASB") reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions." The EITF agreed that advertising barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue from similar advertising sold in a cash transaction that occurred in the preceding six months with comparable terms, such as length of program, cost and type of advertisement. A cash transaction may be used only once as the basis for providing fair value evidence for a barter transaction. As a result, revenue from barter is effectively limited to no more than 50% of total revenue per year.

        EITF 99-17 is applicable only to transactions entered into after January 20, 2000. The Company has adopted EITF 99-17 effective January 1, 2000. The Company's barter revenue was $893,000 and $1,282,000 for the years ended December 31, 2000 and 1999, respectively. On a pro forma basis, the Company's barter revenue was $852,000 for the year ended December 31, 1999 had EITF 99-17 been applicable for that period.

 Cash and Cash Equivalents

         Cash equivalents of $26,367,000 consist of money market funds or other highly-liquid investments with original maturities of three months or less.

Marketable Securities

         The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities."

         Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Management has determined that all of the Company's marketable securities are available-for-sale. Available-for-sale securities are stated at fair value with the unrealized gains and losses, net of tax effect, reported as a separate component of stockholders' equity.

Property and Equipment

         Property and equipment are stated at cost, net of accumulated depreciation and amortization on a straight-line basis over estimated useful lives of three to five years. Depreciation expense for the years ended December 31, 2000 and 1999, was $104,000 and $27,000, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

          In accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and EITF Issue No. 00-2 "Website Development Costs", the Company capitalizes costs incurred in the application development stage of new projects created for its web site. The capitalized costs include third party costs as well as payroll and payroll-related costs for the employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. Capitalized software costs are amortized on a straight-line basis over an estimated useful life of three years. Capitalized software costs for the years ended December 31, 2000 and 1999, are approximately

$34,000 and $362,000, respectively. Amortization expense for the years ended December 31, 2000 and 1999 was $122,000 and $52,000, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

Accounting for Long-Lived Assets

         The Company accounts for long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has determined that no impairment of the respective carrying value of its long-lived assets exists as of December 31, 2000.

Income Taxes

         Effective upon the consummation of the Company's initial public offering, the Company's income tax status was converted from a limited liability company to a C corporation. Accordingly, the provision for income taxes was calculated in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the difference between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.

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

Stock-Based Compensation

         The Company accounts for stock-based compensation under the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and discloses the effect of the difference which would result had the Company applied the fair value based method of accounting on a pro forma basis, as required by SFAS No. 123, "Accounting for Stock-Based Compensation.

Comprehensive Loss

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

Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Marketable securities and investments are stated at fair value.

Business Concentrations and Credit Risks

         Substantially all of the Company's cash and cash equivalents, marketable securities and investments as of December 31, 2000 are on deposit with two major financial institutions. Deposits at any point in time may exceed the federally insured limits. The Company performs periodic evaluations of the relative credit standing of these institutions.

         As of December 31, 2000, one customer accounted for 25% of trade receivables. For the years ended December 31, 2000 and 1999, one customer accounted for 11% and 12% of total revenues, respectively.

Net Loss per Share

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted loss per share requires that all equity instruments issued at normal prices prior to the effective date of an initial public offering be included in the calculation of basic and diluted loss per share as if they were outstanding for all periods presented whether or not the impact is dilutive. Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents, composed of common shares issuable upon the exercise of stock options and warrants and upon conversion of mandatory redeemable preferred stock, are included in the net loss per share to the extent such shares are dilutive, except in the instance noted above.

New Accounting Pronouncements

         In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. SFAS No. 133 was subsequently amended by SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company currently does not use derivatives and therefore this new pronouncement is not applicable.

3. Supplemental Cash Flow Information

                                                                                   For the Years Ended
                                                                                      December 31,
                                                                             --------------------------------
                                                                                 2000                1999
                                                                             --------------------------------
Cash paid during the period for:
    Interest                                                                 $        --        $      15,000
    Taxes                                                                    $        --        $        --
Non-cash investing and financing activities:
    Fair value of warrants issued in connection with loan to related party   $        --        $      56,000
    Incremental difference between issue price and fair value of
    capital contribution                                                     $        --        $     576,000
    Fair value of warrants issued in connection with convertible
    preferred stock                                                          $        --        $   3,540,000

4. Marketable Securities

         Marketable securities, including investments, available for sale at December 31, 2000 were as follows:

                                                               Market
                                             Cost               Value
                                             ----               -----
Government bonds                          $1,003,000         $1,005,000
Corporate bonds (maturity: 1-5 yrs)        3,275,000          3,291,000
Certificate of deposits                    4,000,000          4,016,000
Asset backed securities                      507,000            509,000
                                          ----------         ----------
Total marketable securities               $8,785,000         $8,821,000
                                          ==========         ==========

5. Stockholders' Equity

         Effective February 26, 1999, the Company received a $1 million equity investment from FM/CCP Investment Partners, LLC, ("FM/CCP"), a third party, and issued a $1 million promissory note ("FM/CCP Note") and warrants ("FM/CCP Warrants")in exchange for an additional $1 million (the "FM/CCP Private Placement"). FM/CCP purchased a 5% ownership interest in the Company, reducing Benjamin Narasin's ("Narasin") and Richard A. Eisner & Company LLP's ("Eisner") (two of the Company's original members) ownership interests to 76% and 19%, respectively. The promissory note accrued interest at 6% and was due on the earlier of February 25, 2002, or the closing date of the Company's IPO. The warrants, which expire March 2, 2004, became exercisable upon the closing date of the Company's IPO to purchase up to 95,000 shares of common stock at an exercise price of $13.65 per share. In connection with the FM/CCP Warrants, the Company recognized non-cash consulting expense of $106,000 for the year ended December 31, 1999. With a portion of the proceeds from the IPO, the Company repaid the $1 million promissory note plus accrued interest. Interest expense related to the note was approximately $15,000. In addition, the Company recorded a $55,000 charge to interest expense representing the unamortized discount relating to the note.

         The difference between the per share fair value granted to FM/CCP of $4.44 and the per share fair value based on the originally estimated IPO price of $7.00 per share has been recognized as deferred financing cost. Upon repayment of the note, the Company recognized the remaining deferred financing amount as interest expense.

         A principal of FM/CCP, Jerome A. Chazen ("Chazen"), agreed to provide consulting services to the Company for the period ending on the earlier of the three year anniversary date of the equity investment or on the two year anniversary date of the closing of the Company's IPO. The Company is obligated to pay Chazen an aggregate of $150,000, payable on demand by Chazen after the termination of the agreement in May 2001. Pursuant to this agreement, the Company recognized consulting expense of $94,000 and $110,000 for the years ended December 31, 2000 and 1999, respectively.

         Additionally, Chazen received options to purchase up to 5% ownership interest in the Company in consideration for his consulting services. These options vest over three years and expire on the fifth anniversary of the grant date. The vesting period accelerated upon the closing of the Company's IPO, such that 50% became exercisable upon consummation of the IPO, an additional 16% became exercisable on March 1, 2000, and the balance becomes exercisable in equal monthly installments over the one year period commencing March 2, 2000. Chazen received 135,000 options at an exercise price of $1.11 per share and 107,500 options at an exercise price of $3.25 per share. All grants of options to individuals other than those considered employees must be accounted for under SFAS No. 123. Under SFAS No. 123, the fair value of these options as of the date of grant, using the Black Scholes pricing model, was $1,987,000. The fair value will be recognized as consulting expense over the term of the consulting agreement. The future exercise of 135,000 of these options and the FM/CCP Warrants referred to above will not dilute the original 5% ownership interest purchased by FM/CCP and Chazen. As a result, if these options and warrants are exercised in full, FM/CCP and Chazen will receive an additional 5,000 and 7,500 shares of common stock, respectively. The Company recognized $444,000 and $1,284,000 of non-cash consulting expense in connection with these options for the years ended December 31, 2000 and 1999, respectively. In connection with this transaction, Chazen joined the Company's Board of Directors.

         The Company paid to its placement agent $85,000, and issued a warrant to purchase 22,500 shares of Common Stock at an exercise price of $4.44 per share and a warrant to purchase 9,500 shares of Common Stock at an exercise price of $13.65 per share, as a finder's fee in connection with the consummation of the FM/CCP Private Placement. The warrants are exercisable for five years from the date of grant and the shares underlying such warrants shall be registered at the same time as the Company registers the shares underlying the warrants issued to FM/CCP. The fair value of the warrants as of the date of grant was $74,000, calculated using the Black-Scholes pricing model. One-half of the cash payment and one-half of the fair value of the warrants has been offset against the proceeds of the $1 million equity investment as offering costs. The remaining amount has been recognized as deferred financing costs, to be amortized over the period commencing on the date of issuance of the promissory note through the maturity date, using the effective interest method. Upon repayment of the FM/CCP Note, this amount was recognized as interest expense.

         On April 22, 1999, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and one of the leading mall developers in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in the Company (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn are convertible into an aggregate of 824,084 common shares and the Warrants can be exercised to purchase 924,898 common shares. The Warrants expired unexercised in July 2000. The Preferred Stock is convertible for one year beginning on the first anniversary of the closing of the IPO by the Company and, based on the $13.00 per share initial public offering price, the effective conversion price of the Preferred Stock was $9.00 per share and the exercise price of the Warrants was $13.00 per share. Upon closing of Taubman's investment, the Company allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, and was allocated to additional paid-in capital upon closing of the IPO and will be accreted to the book value of the Preferred Stock. The accretion period will be one year, beginning on the date of closing of the IPO. For the twelve months ended December 31, 2000 and 1999, the Company accreted $1,939,000 and $3,101,000, respectively to the book value of the Preferred Stock. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined the Company's Board of Directors.

6. Income Taxes

        The net deferred tax asset at December 31, 2000 and 1999 consists of the following:

                                                     2000               1999
                                                 -----------        -----------

Net operating loss carryforwards                 $ 2,303,000        $ 1,674,000
Deferred compensation                                204,000          1,386,000
Other                                                  8,000             (3,000)
                                                 -----------        -----------


Total deferred tax asset                           2,515,000          3,057,000
Less: valuation allowance                         (2,515,000)        (3,057,000)
                                                 -----------        -----------

Deferred tax asset, net                          $     --           $    --
                                                 ===========        ===========

         The Company has a net operating loss carryforward of approximately $7,000,000 for income tax purposes expiring through 2020. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainties regarding realization of benefits from these future tax deductions. As a result of the provisions of Internal Revenue Code Section 382, a significant portion of these net operating loss carryforwards may be subject to limitation on future utilization.

7. Net Loss per Share

         A reconciliation between the numerator and denominator of basic and diluted net loss per share is as follows:

                                                         For the Years Ended December 31,
                                                         -------------------------------
                                                             2000                1999
                                                         -----------         -----------

Numerator:
Net loss                                                 $(5,088,000)        $(6,282,000)

Accretion of beneficial conversion feature of
     convertible preferred stock                          (1,939,000)         (3,101,000)
                                                         -----------         -----------

Net loss available to common shareholders                $(7,027,000)        $(9,383,000)
                                                         ===========         ===========
Basic and diluted loss per share                         $      (.94)        $     (1.50)
                                                         ===========         ===========

Basic and diluted weighted average shares                  7,490,000           6,250,000
                                                         ===========         ===========

PRO FORMA PER SHARE INFORMATION

         As a result of the Company's reorganization from a limited liability company to a C corporation in 1999, the per share data for 1999 has been prepared on a pro forma basis and has been computed using the weighted average number of common shares outstanding during the period assuming the Company was a C corporation since inception.

                                                            For the Year Ended
                                                            December 31, 1999
                                                            ------------------
(Unaudited):
Denominator:
Pro-forma basic and diluted weighted-average shares             6,250,000
                                                               ==========

Pro-forma basic and diluted loss per common share              $    (1.50)
                                                               ==========

Pro-forma diluted weighted-average shares                       6,250,000
                                                               ==========

Pro-forma diluted loss per common share                        $    (1.50)
                                                               ==========

         The effect of the exercise of certain warrants and options issued during 2000 are not included, as their effect on diluted earnings per share would be anti-dilutive.

8. Related Party Transactions

         The Company, in accordance with its month-to-month sublease arrangement, utilizes approximately 6,700 square feet of office space subleased from Richard A. Eisner and Company, LLP, a limited liability partnership and founding member of IFM. Rent expense for the years ended December 31, 2000 and 1999 was approximately $357,000 and $211,000, respectively.

         In April 2000, the Company loaned to its CEO the amount of $185,000. The note accretes interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding is payable in April 2001.

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

         Options under the 1999 Plan must be issued within ten years from the effective date of the Plan. Incentive stock options granted under the 1999 Plan cannot be exercised more than ten years from the date of grant. Incentive stock options issued to a 19% Shareholder are limited to five-year terms. All options granted under the 1999 Plan will provide for the payment of the exercise price in cash or check or by delivery to us of shares of common stock having fair value equal to the exercise price of the options being exercised, or by a combination of such methods, or by such other methods approved by the Administrator pursuant to the 1999 Plan. Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and could theoretically exercise all of such optionee's stock options with no investment.

         Stock option activity for the years ended December 31, 2000 and 1999 is as follows:

                                                             Weighted Average
                                                            Exercise Price Per
Activity                                       Shares             Share
--------                                       -------            ------
Shares outstanding at 1/1/99                      --                --
Shares granted in 1999                         352,250            $ 8.52
Shares cancelled in 1999                      (100,500)           $10.53
Shares exercised in 1999                          --                 --
                                               -------            ------
Shares outstanding at 12/31/99                 251,750            $ 7.74

Shares granted in 2000                         166,500            $ 3.90
Shares cancelled in 2000                       (60,250)           $ 4.31
Shares exercised in 2000                           --                --
                                               -------            ------
Shares outstanding at 12/31/00                 358,000            $ 7.26
                                               =======            ======
Shares exercisable at 12/31/00                 155,313            $ 5.87
                                               =======            ======

         The following table summarizes information about shares under option at December 31, 2000:

                             Stock Options Outstanding                           Options Exercisable
                             -------------------------                           -------------------
                                Weighted average
     Range of                        remaining           Weighted                          Weighted average
     exercise        Number of      contractual           average           Number of          exercise
      prices          options          life            exercise price     stock options          price
      ------          -------          ----            --------------     -------------          -----
   $2.00-$4.99        106,250          9.3                 $3.67              49,063             $2.92

   $5.00-$13.00       251,750          8.4                 $6.69             106,250             $7.24


         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its employees stock options. Therefore, no compensation cost has been recognized.

         The table below sets forth the 2000 and 1999 earnings as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants in 2000 and 1999: an expected life of 9.3 years and 5 years in 2000 and 1999, respectively; a volatility rate of 82% and 93% in 2000 and 1999, respectively; a risk-free interest rate of 6.5% and 5.56%; and no dividend payments. The weighted average fair value of options granted in 2000 was $2.83.

                                              For the Years Ended December 31,
                                                 2000                 1999
                                             ------------         ------------
Net loss:
As reported                                  $(5,088,000)         $(6,282,000)
                                             ============         ============

Pro forma                                    $(4,620,000)         $(7,029,000)
                                             ============         ============
Basic and diluted earnings Per share:

As reported                                  $     (0.68)         $     (1.01)

Pro forma                                    $     (0.62)         $     (1.12)

10.  Commitments and Contingencies

         The Company is not a party to any material legal proceedings, but in its normal course of business, may be subject to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

         The Company entered into a three-year employment agreement with Benjamin Narasin, effective as of May 26, 1999, pursuant to which Mr. Narasin shall serve as Chief Executive Officer, President and Chairman of the Board and received a salary of $180,000 during 1999 and for 2000 received $238,225. Such base salary will be subject to additional increases and bonuses within the discretion of the Board of Directors, which will take into account, among other things, the Company's performance and the performance, duties and responsibilities of Mr. Narasin. The Company also agreed to pay for certain life insurance for the benefit of Mr. Narasin's family which is still due and to indemnify him and his minor son, Grant Narasin, for tax liabilities arising from our reorganization into a C corporation. Mr. Narasin may terminate the agreement and receive three times his compensation, including bonuses earned during the previous twelve months, and his compensation for the balance of the term.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    fashionmall.com, Inc.


                             By:    /s/ Benjamin Narasin
                                    --------------------

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

          Signature                        Title                    Date
          ---------                        -----                    ----

/s/ Benjamin Narasin        Chief Executive Officer
------------------------    President and Chairman
     Benjamin Narasin       of the Board of Directors
                            (Principal Executive Officer)        April 11, 2001


/s/ Barry Scheckner         Acting Chief Financial Officer
------------------------    (Principal Accounting Officer)       April 11, 2001
     Barry Scheckner

/s/ Richard Marcus
------------------------
     Richard Marcus         Director                             April 11, 2001

/s/ Jerome Chazen
------------------------
     Jerome Chazen          Director                             April 11, 2001

/s/ Robert S. Taubman
------------------------
     Robert S. Taubman      Director                             April 11, 2001