Form 10QSB
period 2001-03-31
FASHIONMALL COM INC
filed 2001-05-22
CIK 1081202

================================================================================


                                   FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001
                                                 --------------

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

                     575 Madison Avenue, New York, NY 10022
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                 (212) 891-6064
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




The number of shares of common stock, $.01 par value, outstanding as of May 8, 2001 was 7,297,400.




================================================================================
                              fashionmall.com, Inc.

                                   Form 10-QSB

                                      Index



                    PART I.FINANCIAL INFORMATION

      Item 1.         Financial Statements

                      Consolidated Balance Sheet as of March 31, 2001 (unaudited).....................3

                      Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2001 and 2000...................................................4

                      Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2001 and 2000......................................5

                      Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2001 and 2000...................................................6

                      Notes to Unaudited Consolidated Financial Statements............................7

      Item 2.         Management's Discussion and Analysis or Plan of Operations......................8

      PART II.        OTHER INFORMATION

      Item 3.         Legal Proceedings .............................................................11

      Item 5.         Other Information .............................................................11

      Item 6.         Exhibits and Reports on Form 8-K ..............................................12

                      Signatures.....................................................................13

                                     fashionmall.com, Inc.
                                   Consolidated Balance Sheet
                                          (unaudited)

                                                                               March 31,
                                   Assets                                        2001
                                   ------                                   --------------

CURRENT ASSETS

Cash and cash equivalents                                                     $27,827,000

Marketable securities                                                           6,040,000
Accounts Receivable, net of an allowance of $666,000                              934,000
Loan to officer                                                                   212,000

Prepaid expenses and other current assets                                         502,000
                                                                            --------------


                                           Total current assets                35,515,000
                                                                            --------------


INVESTMENTS                                                                     1,336,000

PROPERTY AND EQUIPMENT,  net of accumulated depreciation of $162,000              180,000

INTANGIBLE AND OTHER ASSETS, net of accumulated amortization of $248,000          467,000
                                                                            --------------


                                          Total assets                        $37,498,000
                                                                            ==============

                    Liabilities and Stockholders' Equity

CURRENT LIABILITIES

    Accounts payable                                                           $1,351,000

    Accrued expenses                                                              928,000

    Customer deposits                                                             146,000
                                                                            --------------


                                      Total liabilities                         2,425,000
                                                                            --------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY

   Convertible preferred stock - $.01 par value; 3,000,000 shares

        authorized; 824,084 shares issued and outstanding                           8,000

   Common stock - $.01 par value; 35,000,000 shares authorized

         7,500,000 shares issued and outstanding                                   75,000

   Treasury stock, at cost, 182,600 shares                                       (323,000)

   Additional paid-in capital                                                  51,890,000

   Unrealized gain on marketable securities and investments,
    available-for-sale                                                            119,000

   Accumulated deficit                                                        (16,696,000)
                                                                            --------------


                       Total stockholders' equity                              35,073,000
                                                                            --------------


                       Total liabilities and stockholders' equity             $37,498,000
                                                                            ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                fashionmall.com, Inc.
                       Consolidated Statements of Operations
                                    (Unaudited)

                                                         Three months ended March 31,
                                                      ----------------------------------
                                                          2001                  2000
                                                      ------------          ------------

SITE REVENUES                                          $ 1,341,000           $ 1,318,000
                                                       -----------           -----------

COSTS AND EXPENSES:
    Site development, merchandise and content              145,000               206,000
    Advertising and marketing                              712,000             2,749,000
    Selling expense                                        292,000               247,000
    General and administrative                           1,320,000             1,375,000
                                                       -----------           -----------

Total costs and expenses                                 2,469,000             4,577,000
                                                       -----------           -----------

Loss from operations                                    (1,128,000)           (3,259,000)

Interest and dividend income                               561,000               414,000
                                                       -----------           -----------

Net loss                                               $  (567,000)          $(2,845,000)
                                                       ===========           ===========

Basic and diluted loss per share                       $     (0.08)          $     (0.53)
                                                       ===========           ===========

Basic and diluted weighted average shares                7,328,989             7,500,000
                                                       ===========           ===========

The accompanying notes are an integral part of these consolidated financial statements.

                              Fashionmall.com, Inc.
                  Consolidated Statements of Comprehensive Loss
                                   (Unaudited)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                                2001         2000
                                                                                            -----------  ------------
 Net loss                                                                                   $(567,000)   $(2,845,000)

 Unrealized gain on marketable securities
 and investments, available-for-sale                                                           83,000        (42,000)
                                                                                            -----------  ------------

 Comprehensive net loss                                                                     $(484,000)   $(2,887,000)
                                                                                            ===========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                              fashionmall.com, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Three months ended
                                                            -----------------------------------
                                                              March 31,              March 31,
                                                                2001                   2000
                                                            ------------           ------------
Operating Activities
Net loss                                                    $   (567,000)          $ (2,845,000)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Depreciation and amortization                                    127,000                 50,000
Loss on disposal of software
                                                                 242,000                   --
       Non-cash compensation expense                             111,000                111,000
       Bad debt expense                                           75,000                 90,000
Changes in operating assets and liabilities:
   Accounts receivable                                           189,000               (395,000)
   Inventories                                                      --                   76,000
   Prepaid expenses and other current assets                      (5,000)               216,000
   Accounts payable                                               35,000                705,000
   Accrued expenses                                             (262,000)                14,000
   Customer deposits                                               3,000                  2,000
                                                            ------------           ------------

   Net cash used in operating activities                         (52,000)            (1,976,000)
                                                            ------------           ------------

Investing Activities
Sale of marketable securities and investments, net             1,528,000              5,316,000
Purchases of property and equipment, net                          (1,000)               (12,000)
Software development costs                                       (45,000)                (7,000)
Purchases of other assets and intangibles
                                                                 (75,000)                  --
                                                            ------------           ------------

   Net cash provided by investing activities                   1,407,000              5,297,000
                                                            ------------           ------------

Financing Activities
Purchase of treasury stock                                       (37,000)                  --
Loan to officer                                                   (3,000)                  --
                                                            ------------           ------------

   Net cash used in financing activities                         (40,000)                  --
                                                            ------------           ------------
                                                               1,315,000              3,321,000
Increase in cash & cash equivalents
                                                              26,512,000             34,114,000
                                                            ------------           ------------
Cash and cash equivalents - beginning of period

Cash and cash equivalents - end of period                   $ 27,827,000           $ 37,435,000
                                                            ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                              fashionmall.com, Inc.

              Notes to Unaudited Consolidated Financial Statements

                                 March 31, 2001

1. Description of Business



         fashionmall.com. Inc. ("FASH" or the "Company") engages in the business of marketing, promoting and advertising fashion apparel and related accessories or products to the public on the Internet, via the Company's web sites. The Company combines an online shopping mall with fashion content to provide a centralized site for manufacturers, retailers, magazines and catalogs to advertise, display and sell their product lines.

         The Company operates multiple Internet properties within the fashion lifestyle segment and generates revenues from these properties by charging fees for the placement of either store links, advertising, content or other materials on the sites.

         FASH properties include www.fashionmall.com, our original property, which is a general fashion mall, www.outletmall.com, our online outlet mall, and www.boo.com, a global style guide for the web. Our clients include traditional and on-line retailers and catalogs as well as manufacturers, magazines, and advertisers who desire to tap into our consumer traffic.

         The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2000 included in the Company's Form 10-KSB. The Company follows the same accounting policies in preparation of interim reports. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation of the results for the periods presented.

         The results of operations presented for the three months ended March 31, 2001 and 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2. Barter Arrangements

         The Company's barter revenue for the three months ended March 31, 2001 and March 31, 2000 was $470,000 and $131,000, respectively.

3. Loss  per Share

         A reconciliation between the numerator and denominator of basic and diluted loss per share is as follows:

                                                       Three months ended March 31,
                                                    ---------------------------------
                                                        2001                  2000
                                                    -----------           -----------
Numerator:
Net loss                                            $  (567,000)          $(2,845,000)
Accretion of beneficial conversion feature
    of convertible preferred stock                         --              (1,163,000)
                                                    -----------           -----------

Net loss available to common shareholders           $  (567,000)          $(4,008,000)
                                                    ===========           ===========

Denominator:
Basic and diluted weighted-average shares             7,328,989             7,500,000
                                                    ===========           ===========

Basic and diluted loss per common share             $     (0.08)          $     (0.53)
                                                    ===========           ===========

         The effect of the exercise of certain outstanding warrants and options are not included, as their effect on diluted earnings per share would be anti-dilutive.

4. Subsequent Event

         In April 2000, the Company loaned to its CEO the amount of $185,000. The note accretes interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, payable in October 2001.

Item 2.   Management's Discussion and Analysis or Plan of Operations

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto.

         All statements contained herein that are not historical facts, including but not limited to, statements regarding the Company's current business strategy and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth under the caption "Cautionary Statements Regarding Forward-Looking Statements" and under the caption "Risk Factors" in our annual report filed in Form 10-KSB. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements speak only as of the date made.

Overview

         fashionmall.com, Inc. operates multiple Internet properties within the fashion and lifestyle segments and generates revenues from these properties by charging fees for the placement of either store links, advertising, content or other materials on the sites.



         FASH properties include www.fashionmall.com, our original property ,which is a general fashion mall, www.outletmall.com, our online outlet mall, and www.boo.com, a global style guide for the web. Our clients include traditional and on-line retailers and catalogs as well as manufacturers, magazines and advertisers who desire to tap into our consumer traffic.

         The Company has experienced a softening sales trend such that we do not believe we will achieve the total sales or non-barter sales levels of the prior year. Management cannot be sure as to what sales level will be achieved in the current year or our ability to reduce expenses significantly enough in order to offset any loss in sales that may be realized.

Results of Operations

Quarter ended March 31, 2001 vs. Quarter ended March 31, 2000

         Site Revenues. Total revenues increased by $23,000, or 2%, to $1,341,000 in the first quarter of 2001 as compared to $1,318,000 in the first quarter of 2000. Barter revenue increased by $339,000, or 259%, to $470,000 in the first quarter of 2001 as compared to $131,000 in the first quarter of 2000. Barter revenue represented 35% and 10% of revenues for the quarters ended March 31, 2001 and 2000, respectively. The increase in revenues was due to the increase in barter revenue offset by the reduction in other revenue.

         Costs and Expenses. Total expenses decreased by $2,108,000 or 46% to $2,469,000 for the quarter ended March 31, 2001 from $4,577,000 for the quarter ended March 31, 2000. The decrease was due to a strategy by management to tightly control expenses in the current business environment, particularly in advertising expense. Advertising expenses were reduced by $2,037,000 from the same quarter in the prior year. The Company incurred non-cash compensation charges in connection with the Chazen options of approximately $111,000 for the quarters ended March 31, 2001 and 2000.

         Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses decreased by $61,000 or 30% to $145,000 for the quarter ended March 31, 2001 from $206,000 for the quarter ended March 31, 2000. The decrease was primarily due the reduction in merchandise cost as Outletmall.com is not selling merchandise directly to the consumer. The reduction was partially offset by increases in staff and freelancers.

         Advertising and Marketing Expenses. Advertising and marketing expenses decreased by $2,037,000 or 74% to $712,000 for the quarter ended March 31, 2001 from $2,749,000 for the quarter ended March 31, 2000. The decrease was primarily due to reduced advertising on behalf of our brands as well as a reduction of online banner advertising programs and a reduction in purchasing traffic.

         Selling Expenses. Selling expenses increased by $45,000 or 18% to $292,000 for the quarter ended March 31, 2001 from $247,000 for the quarter ended March 31, 2000. The selling expense increase was primarily due to increasing our sales force as compared to the quarter ended March 31, 2000.

         General and Administrative Expenses. General and administrative expenses decreased by $55,000 or 4% to $1,320,000 for the quarter ended March 31, 2001, from $1,375,000 for the quarter ended March 31, 2000. During both respective quarters, we incurred non-cash compensation charges in connection with the Chazen options of approximately $111,000. The decrease was primarily due to the settlement of a legal dispute which netted the company $70,000, offset by increases in general expenses.

         Other Income and Expense. Interest and dividend income was $561,000 for the quarter ended March 31, 2001 as compared $414,000 for the first quarter of 2000, an increase of 36% or $147,000. The income earned is attributed to higher interest rates in the current year offset partially by the cash used to fund operations.



Liquidity and Capital Resources

         From inception, we have financed substantially all of our operations from private investments and the proceeds from our initial public offering. A lesser portion has been financed with cash generated from operations.

         As of March 31, 2001, we had cash and cash equivalents, marketable securities and investments on hand of $35,203,000. Of this amount, the cash and cash equivalents portion was $27,827,000, the marketable securities portion was $6,040,000 and investments was $1,336,000 (which have a maturity of over one year). We expect that our current cash position without taking revenues into account, based upon our present business model, will be sufficient to meet our cash requirements for at least the next two years. The Company is exploring a variety of opportunities to better utilize its cash assets.

         Net cash used in operating activities was $52,000 for the three months ended March 31, 2001 as compared to net cash used in operating activities of $1,976,000 for the three months ended March 31, 2000. Net cash used in operating activities for the three months ended March 31, 2001 and March 31, 2000 was primarily due to consulting and payroll expenses associated with the management team and additional support staff required by our growth as well as increased expenditures for advertising, equipment and infrastructure development.

         Net cash provided by investing activities was $1,407,000 for the three months ended March 31, 2001 as compared to net cash provided by investing activities of $5,297,000 for the three months ended March 31, 2000. Net cash provided by investing activities for the three months ended March 31, 2001 and March 31, 2000 was primarily due to the sale of marketable securities and investments.

         Net cash used in financing activities was $40,000 for the three months ended March 31, 2001 as compared to no activity for the same period in the prior year. Net cash used in financing activities for the three months ended March 31, 2001 was primarily due to the purchase of 17,000 shares of treasury stock.

         In April 2000, the Company loaned to its CEO the amount of $185,000. The note accretes interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, payable in October 2001.

Effect of Recently Issued Accounting Pronouncements

         In 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on the Company's financial statements.

         In June 1998, the FASB issued Statement on Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. SFAS No. 133 was subsequently amended by SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company currently does not use derivatives and therefore this new pronouncement is not applicable.

Certain Factors That May Affect Future Results

         The Company has experienced a softening sales trend such that we do not believe we will achieve the total sales or non-barter sales levels of the prior year. Management cannot be sure as to what sales level will be achieved in the current year or our ability to reduce expenses significantly enough in order to offset any loss in sales that may be realized.

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

Market Risks

         The Company did not have material changes in market risk for the three months ended March 31, 2001. Please refer to the Company's Form 10-KSB for its fiscal year ended December 31, 2000 for a discussion on risk factors affecting the Company.

Part 2. Other Information

Item 3.  Legal Proceedings.

         We are not a party to any material legal proceedings. In our normal course of business we may be subject to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

         fashionmall.com is party to a dispute, which is in arbitration, against Teknowledge Corp (NASDAQ: TEKC) that arose out of an agreement for goods between Teknowledge Corp. and us, by which Teknowledge was to have created new web sites for fashionmall.com and Outletmall.com by October 1999. We have taken the position that the product which Teknowledge delivered was late, did not meet core requirements of the agreement, and repeatedly failed to function. We considered the agreement to have been totally breached by Teknowledge Corp. and refused to pay. On March 28, 2000 Teknowledge Corp. sent a letter to us demanding arbitration before the American Arbitration Association pursuant to the agreement, and claiming $452,204 in damages. We responded to the demand, denying that any amounts were owed to Teknowledge due to its breach of the agreement, and asserting counterclaims for consequential damage to us due to the inability of the software to function as required.

         In August 2000, we were sued by Boo Inc., a Minneapolis based clothing vendor in Federal court in Minnesota. The suit arises from the use of intellectual property acquired by our wholly-owned subsidiary from Boo.com Group Limited. Plaintiff Boo, Inc. alleges that our use of certain "Boo" trademarks, including "Boo" and "Boo.com," infringes upon and dilutes its own "Boo" mark in violation of the Lanham Act and analogous state law. Accordingly, Boo, Inc. is seeking an injunction and an unspecified amount of monetary damages from us, which we believe will not have a material effect on our results of operations, cash flows or financial condition. We intend to vigorously defend ourselves in this action.

Item 5.  Other Information

       On May 8, 2001, a Schedule 13D was filed which indicates Mr. Benjamin Narasin purchased an aggregate of 240,555 shares of the Company's common stock on the open market between April 20, 2001 and May 8, 2001. With the addition of these equity securities, Mr. Narasin has the sole power to vote and dispose of common stock that, in the aggregate, represent 50.7% of the outstanding shares of the common stock of the Company.



Item 6. Exhibits and Reports on Form 8-K

(a)      The following exhibit is included herein:
                  None

(b)      Reports on Form 8-K:
                  We filed a Current Report on Form 8-K on May 16, 2001, relating to the change in our auditors.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      fashionmall.com, Inc.
------------------------------
         (Registrant)


       By:

            Signatures                    Title                       Date
            ----------                    -----                       ----

   /s/ Benjamin Narasin          Chief Executive Officer,           May 21, 2001
   --------------------          President and Chairman
   Benjamin Narasin              of the Board of Directors

   /s/ Barry Scheckner           Acting Chief Financial Officer     May 21, 2001
   -------------------
   Barry Scheckner