Form 10QSB
period 2001-06-30
FASHIONMALL COM INC
filed 2001-07-26
CIK 1081202

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001

Commission file number  0-26151


fashionmall.com, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware                                                06-1544139
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

575 Madison Avenue, New York, NY   10022
(Address of principal executive offices) (Zip code)


(212) 891-6064
(Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements or the past 90 days.

             Yes          [X]            No     [ ]

Transitional Small Business Disclosure Format (check one)

             Yes          [ ]            No     [X]

The number of shares of common stock, $.01 par value, outstanding as of July 16, 2001 was 7,219,300.


fashionmall.com, Inc.



Form 10-QSB

Index



	      PART I.	FINANCIAL INFORMATION

      Item 1.         Financial Statements

      Consolidated Balance Sheet as of June 30, 2001 (unaudited)	3

      Consolidated Statements of Operations (unaudited) for the three
months and six months ended June 30, 2001 and 2000	4

	Consolidated Statements of Cash Flows (unaudited) for the three
months and six months ended June 30, 2001 and 2000	5

	Consolidated Statements of Comprehensive Loss (unaudited) for the three months and six months ended June 30, 2001 and 2000 6

	Notes to Unaudited Consolidated Financial Statements	7

      Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations	8

      PART II.       OTHER INFORMATION

      Item 1.    Legal Proceedings 	12
      Item 5.    Other Information 	13

      Item 6.    Exhibits and Reports on Form 8-K 	13

      Signatures	14




fashionmall.com, Inc.
Consolidated Balance Sheet
(unaudited)

								June 30, 2001
Assets


CURRENT ASSETS

Cash and cash equivalents					$18,887,000
Marketable Securities				 	 	 13,420,000
Accounts Receivable, net of allowance of $711,000	    	    967,000
Loan to officer						    217,000
Prepaid Expenses and other current assets			    460,000

		Total Current Assets				 33,951,000



INVESTMENTS							  2,547,000
PROPERTY AND EQUIPMENT,
    net of accumulated depreciation of $183,000		    158,000
INTANGIBLE AND OTHER ASSETS,
    net of accumulated amortization of $335,000		    374,000

		Total Assets					$37,030,000


Liabilities and Stockholders' Equity


CURRENT LIABILITIES

Accounts Payable						 $1,191,000
Accrued Expenses						    816,000
Customer Deposits						    119,000

	Total Liabilities					  2,126,000


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY


Convertible preferred stock - $.01 par value;
3,000,000 shares authorized; 824,084 shares issued
and outstanding						      8,000
Common Stock - $.01 par value; 35,000,000 shares
authorized;7,500,000 shares issued and outstanding	     	     75,000
Treasury Stock, at cost, 283,400 shares			  (527,000)
Additional paid-in capital					 51,964,000
Unrealized gain on marketable securities and
investments, available for sale				    103,000
Accumulated deficit					     	(16,719,000)


Total stockholders' equity					 34,904,000


Total liabilities and stockholders' equity			$37,030,000


The accompanying notes are an integral part of these consolidated financial statements.




fashionmall.com, Inc.
Consolidated Statements of Operations
(Unaudited)


					Three months ended				Six months ended
						June 30,					June 30,
					2001		2000				2001		2000


SITE REVENUES				$868,000	$1,233,000			$2,209,000	$2,551,000


COSTS AND EXPENSES:
    Site development, merchandise
		 and content		  68,000	   148,000    		   	   213,000	   354,000
    Advertising and Marketing	 	 277,000	   642,000			   989,000	 3,391,000
    Selling Expense			 221,000	   317,000			   513,000	   564,000
    General and Administrative
		 Expense		 731,000	 1,221,000			 2,051,000	 2,596,000

Total costs and expenses	      1,297,000	 2,328,000			 3,766,000	 6,905,000


Loss from Operations		       (429,000)	(1,095,000)			(1,557,000)	(4,354,000)

Interest and dividend income	  	 406,000	    635,000			    967,000	  1,049,000

Net Loss				$(23,000)	 $(460,000)			  $(590,000)  	$(3,305,000)

Net Loss Data:

Net loss available to common
	 shareholders			 (23,000)	(1,623,000)			  (590,000)	(5,631,000)

Basic and diluted loss per share	  $(0.00)	    $(0.22)			    $(0.08)	    $(0.75)

Basic and diluted weighted-average
		 shares			7,270,158	  7,500,000			  7,299,573	  7,500,000

The accompanying notes are an integral part of these consolidated financial statements.


fashionmall.com, Inc.
Consolidated Statements of Cash Flow
(unaudited)

											Six months ended June 30,
 											2001			2000
Operating Activities

Net Loss										$(590,000)	$(3,305,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
        Depreciation and Amortization						   	   235,000	      97,000
        Loss on disposal of software						   	   242,000		-
        Non-cash compensation expense						   	   185,000	     222,000
        Bad debt expense								   120,000	       1,000
Changes in operating assets and liabilities:
    Accounts receivable								   111,000	   (358,000)
    Inventories										-	      75,000
    Prepaid expenses and other current assets					    37,000	   (769,000)
    Accounts payable									 (125,000)	   (176,000)
    Accrued expenses									 (374,000)	     479,000
    Customer deposits								          (24,000)	      38,000

		Net cash used in operating activities				         (183,000)	 (3,696,000)


Investing Activities

Sale of marketable securities and investments, net			               (7,079,000)	 (3,210,000)
Purchases of property and equipment, net 							-	    (66,000)
Software development costs								  (45,000)	    (33,000)
Purchases of other assets and intangibles						  (69,000) 		-

		Net cash used in investing activities			      		(7,193,000)	 (3,309,000)


Financing Activities

Purchase of treasury stock								 (241,000)  		-
Loan to officer									   (8,000) 		-

		Net cash used in financing activities				 	 (249,000)    	-

Decrease in cash and cash equivalents					      		(7,625,000)	(7,005,000)

Cash and cash equivalents - beginning of period					26,512,000	 34,114,000

Cash and cash equivalents - end of period					       $18,887,000	$27,109,000

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental Cash Flow Information

Non-cash operating, investing and financing activities:
     Revenue generated from barter contracts					 	$778,000	  $251,000
     Advertising and consulting expenses incurred
          Related to barter contracts						  	 728,000	   272,000



fashionmall.com, Inc.
Consolidated Statements of Comprehensive Loss
(Unaudited)

					Three months ended				Six months ended
						June 30,					June 30,
					2001			2000			2001		2000

Net Loss				$(23,000)	  	$(460,000)		$(603,000)    $(3,305,000)

Unrealized gain on marketable
securities and investments
available for sale			 (16,000)		  (45,000)		    67,000	     (3,000)

Comprehensive net loss			$(39,000)		$(505,000)		$(536,000)	$(3,308,000)

The accompanying notes are an integral part of these consolidated financial statements.




fashionmall.com, Inc.

Notes to Unaudited Consolidated Financial Statements
June 30, 2001
1. Description of Business

fashionmall.com. Inc. ("FASH") engages in the business of marketing, promoting and advertising fashion apparel and related accessories or products to the public on the Internet, via our web sites. We combine an online shopping mall with fashion content to provide a centralized site for manufacturers, retailers, magazines and catalogs to advertise, display and sell their product lines.

	We operate multiple Internet properties within the fashion lifestyle segment generating revenue from these properties by charging fees for the placement of either store links, advertising, content or other materials on the sites.

	FASH properties include www.fashionmall.com, our original property, which is a general online fashion mall, www.outletmall.com, our online outlet mall, and www.boo.com, a global style guide for the web. Our clients include traditional and on-line retailers and catalogs as well as manufacturers, magazines, and advertisers who desire to tap into our consumer traffic.

	The accompanying unaudited consolidated financial statements of fashionmall.com, Inc. have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations although we believe that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2000 included in our Form 10-KSB. We follow the same accounting policies in preparation of interim reports. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation of the results for the periods presented.

	The results of operations presented for the three months and six months ended June 30, 2001 and 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2. Barter Arrangements

	Our barter revenue for the three months ended June 30, 2001 and 2000 was $309,000 and $120,000, respectively and for the six months ended June 30, 2001 and 2000 was $778,000 and $151, 000, respectively.

	We recorded barter revenue and expense of $309,000 and $269,000 during the quarter ended June 30, 2001 and $778,000 and $728,000 for the six months ended June 30, 2001. During the quarter ended June 30, 2001, we also entered into barter transactions that did not result in revenue recognition, because fair value was not determinable under the criteria established by the EITF 99-17, "Accounting for Advertising Barter Transactions" pertaining to one barter advertising contract for presence on our web site. The value of the unrecognized revenue was $250,000 for the quarter and six months ended June 30, 2001 and represented 32% of barter revenue recognized for the six months ended June 30, 2001.



3. Loss per Share

	A reconciliation between the numerator and denominator of basic and diluted loss per share is as follows:

						Three months ended June 30,		Six months ended June 30,
						2001			2000		2001			2000
Numerator:
Net Loss				   $(23,000)	  	   $(460,000)		$(590,000)	 (3,305,000)
Accretion of beneficial conversion
feature of convertible preferred
stock					 			  (1,163,000)		  		 (2,326,000)


Net loss available to common
shareholders				    (23,000)		  (1,623,000)		 (590,000)	 (5,631,000)

Denominator:
Basic and diluted weighted-average
shares					  $7,270,158		   $7,500,000		$7,299,573	  $7,500,000


Basic and diluted loss per
common share				     $(0.00)			$(0.22)	    	   $(0.08)	     $(0.75)

The effect of the exercise of certain outstanding warrants and options are not included, as their effect on diluted earnings per share would be anti-dilutive.

4. Loan to Officer

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

	All statements contained herein that are not historical facts, including but not limited to, statements regarding our current business strategy and our plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to FASH and its management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth under the caption "Cautionary Statements Regarding Forward-Looking Statements" and under the caption "Risk Factors" in our annual report on Form 10-KSB for the year ended December 31, 2000 and filed with the Securities and Exchange Commission on April 11, 2001. We wish to caution readers not to place undue reliance on any such forward-looking statements, which statements speak only as of the date made.

Overview

	fashionmall.com, Inc. operates multiple Internet properties within the fashion and lifestyle segments and generates revenues from these properties by charging fees for the placement of either store links, advertising, content or other materials on the sites.

	FASH properties include www.fashionmall.com, our original property ,which is a general online fashion mall, www.outletmall.com, our online outlet mall, and www.boo.com, a global style guide for the web. Our clients include traditional and on-line retailers and catalogs as well as manufacturers, magazines and advertisers who desire to tap into our consumer traffic.

We have experienced a softening sales trend such that we do not believe we will achieve the total sales or non-barter sales levels of the prior year. Management cannot be sure as to what sales level will be achieved in the current year or our ability to reduce expenses significantly enough in order to offset any loss in sales that may be realized.

Management is also examining whether the continued operations merit the current staff levels, or, if in fact the current operating business of managing internet portals is the most appropriate for us to pursue. Management is considering the further downsizing of its current staff, and potentially the elimination of the majority of current staff positions if necessary to make our business profitable or to focus on other opportunities.

We believe that we have more cash than is needed to fund our current operations and we are considering how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity to our shareholders at some time in the future. Notwithstanding the foregoing, we expect continuing losses from operations and future profitability remains uncertain. If business continues to erode, we may choose to discontinue the current operating business and/or look for other opportunities for our corporation, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of assets.

Pursuant to an Offer to Purchase dated July 2, 2001, we have offered our shareholders the opportunity to tender up to an aggregate of 1,216,600 shares of our Common Stock (constituting approximately 16.9% of our outstanding Common Stock) for purchase by us at a purchase price of $2.50 per share. Unless extended, the offer will expire at 12:00 a.m. New York City time on July 31, 2001. We would need a maximum of $3,041,500 to purchase all 1,216,600 shares at the price of $2.50. In addition, we expect to incur fees and expenses in connection with this offer of approximately $100,000. We intend to fund the purchase of these shares with working capital. Our board of directors has approved this offer. However, neither we nor the board of directors has made any recommendation regarding whether shareholders should tender or not tender their shares. We are making this offer because we believe that, given the current market price of the shares, the purchase of the shares of Common Stock on the terms and conditions outlined in the offer is an attractive investment for us.

Results of Operations

Quarter ended June 30, 2001 vs. Quarter ended June 30, 2000

Site Revenues. Total revenues decreased by $365,000, or 30%, to $868,000 for the quarter ended June 30, 2001 as compared to $1,233,000 for the quarter ended June 30, 2000. The decrease in revenues was due primarily due to non-renewal of prior client contracts, reduced acquisition of new clients and significant market pressure to decrease the rates we charge our clients. Barter revenue increased by $189,000, or 158%, to $309,000 for the quarter ended June 30, 2001 as compared to $120,000 for the quarter ended June 30, 2000. Barter revenue represented 36% and 10% of revenues for the quarters ended June 30, 2001 and 2000, respectively.

	Costs and Expenses. Total expenses decreased by $1,031,000, or 44%, to $1,297,000 for the quarter ended June 30, 2001 as compared to $2,328,000 for the quarter ended June 30, 2000. The decrease was due primarily to a strategy by management to tightly control expenses in the current business environment, particularly in advertising and marketing expense and general and administrative expense. Advertising and marketing expenses were reduced by $365,000 and general and administrative expense was reduced by $490,000, as compared to the same quarter in the prior year.
We incurred non-cash compensation charges in connection with the Chazen options of approximately $74,000 and $111,000 for the quarters ended June 30, 2001 and June 30, 2000, respectively. This expense is included in general and administrative expenses.

	Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses decreased by $80,000, or 54%, to $68,000 for the quarter ended June 30, 2001 from $148,000 for the quarter ended June 30, 2000. The decrease was primarily due to the reduction in merchandise costs as Outletmall.com is no longer selling merchandise directly to the consumer and reductions in payroll as part of a continuing effort to reduce staff in response to our current declining sales trend.

	Advertising and Marketing Expenses. Advertising and marketing expenses decreased by $365,000, or 57%, to $277,000 for the quarter ended June 30, 2001 as compared to $642,000 for the quarter ended June 30, 2000. The decrease was primarily due to reduced cash advertising on behalf of our brands, a reduction of online banner advertising programs and a reduction in our purchasing traffic. Barter advertising expense was 97% of total advertising expense in the current quarter as compared to 19% for the comparative period in the prior year.
	Selling Expenses. Selling expenses decreased by $96,000, or 30%, to $221,000 for the quarter ended June 30, 2001 as compared to $317,000 for the quarter ended June 30, 2000. The selling expenses decrease was primarily due to decreasing our sales force and related expenses as compared to the quarter ended June 30, 2000 as part of our continuing effort to reduce expenses in response to our current declining sales trend.

	General and Administrative Expenses. General and administrative expenses decreased by $490,000, or 40%, to $731,000 for the quarter ended June 30, 2001, as compared to $1,221,000 for the quarter ended June 30, 2000. We incurred non-cash compensation charges in connection with the Chazen options of approximately $74,000 and $111,000 for the quarters ended
June 30, 2001 and 2000, respectively. The decrease in general and administrative expense was primarily due to a concerted effort by management to reduce all aspects of overhead in response to our current declining sales trend.

Other Income and Expense. Interest and dividend income was $406,000 for the quarter ended June 30, 2001 as compared to $635,000 for the quarter ended June 30, 2000, a decrease of 36%, or $229,000. The decrease in interest and dividend income is attributed to lower interest rates in the current quarter and reduced cash balances used to fund operations.


Six  Months ended June 30, 2001 vs. Six Months ended June 30, 2000

Site Revenues. Total revenues decreased by $342,000, or 13%, to $2,209,000 for the six months ended June 30, 2001 as compared to $2,551,000 for the six months ended June 30, 2000. The decrease in revenues was primarily due to non-renewal of prior client contracts, reduced acquisition of new clients and significant market pressure to decrease the rates we charge our clients. Barter revenue increased by $527,000, or 210%, to $778,000 for the six months ended June 30, 2001 as compared to $251,000 for the six months ended June 30, 2000.  Barter revenue represented 35% and
10%
of revenues for the six months ended June 30, 2001 and 2000, respectively.

	Costs and Expenses. Total expenses decreased by $3,139,000, or 45%, to $3,766,000 for the six months ended June 30, 2001 as compared to $6,905,000 for the six months ended June 30, 2000. The decrease was due primarily to a strategy by management to tightly control expenses in the current business environment, particularly in advertising and marketing expense and general and administrative expense. Advertising and marketing expenses were reduced by $2,402,000 as compared to the same six months in the prior year and general and administrative expenses were reduced by $545,000 as compared to the same period of the prior year. We incurred non-cash compensation charges in connection with the Chazen options of approximately $185,000 and $222,000 for the six months ended June 30, 2001 and June 30, 2000, respectively.

	Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses decreased by $141,000, or 40%, to $213,000 for the six months ended June 30, 2001 as compared to $354,000 for the six months ended June 30, 2000. The decrease was primarily due to the reduction in merchandise costs as Outletmall.com is no longer selling merchandise directly to the consumer and reductions in staff as part of a continuing effort to reduce expenses in response to our current declining sales trend.

	Advertising and Marketing Expenses. Advertising and marketing expenses decreased by $2,402,000, or 71%, to $989,000 for the six months ended June 30, 2001 as compared to $3,391,000 for the six months ended June
30, 2000. The decrease was primarily due to reduced cash advertising on behalf of our brands as well as a reduction of online banner advertising programs and a reduction in our purchasing traffic. Barter advertising expense was 74% of total advertising expense in the current quarter as compared to 8% for the comparative period in the prior year.

	Selling Expenses. Selling expenses decreased by $51,000, or 9%, to $513,000 for the six months ended June 30, 2001 as compared to $564,000 for the six months ended June 30, 2000. The selling expense decrease was primarily due to decreasing our sales force in response to a declining sales trend in the first six months of the current year as compared to the six months ended June 30, 2000.

	General and Administrative Expenses. General and administrative expenses decreased by $545,000, or 21%, to $2,051,000 for the six months ended June 30, 2001, as compared to $2,596,000 for the six months ended June 30, 2000. We incurred non-cash compensation charges in connection with the Chazen options of approximately $185,000 and $222,000 for the six months ended June 30, 2001 and 2000, respectively. The decrease in general and administrative expenses was primarily due to a concerted effort by management to reduce overhead in response to our current declining sales trend.


Other Income and Expense. Interest and dividend income was $967,000 for the six months ended June 30, 2001 as compared to $1,049,000 for the six months ended June 30, 2000, a decrease of 8%, or $82,000. The decrease in interest and dividend income is attributed to lower interest rates in the current year and reduced cash balances used to fund operations.

Liquidity and Capital Resources

	From inception, we have financed substantially all of our operations from private investments and the proceeds from our initial public offering. A lesser portion has been financed with cash generated from operations.

	As of June 30, 2001, we had cash and cash equivalents, marketable securities and investments on hand of $34,854,000. Of this amount, the cash and cash equivalents portion was $18,887,000, the marketable securities portion was $13,420,000 and investments was $2,547,000 (which have a maturity of over one year). We expect that our current cash position without taking revenues into account, based upon our present business model, will be sufficient to meet our cash requirements for at least the next two years. We are exploring a variety of opportunities to better utilize our cash assets.

	Net cash used in operating activities was 183,000 for the six months ended June 30, 2001 as compared to net cash used in operating activities of $3,696,000 for the six months ended June 30, 2000. Net cash used in operating activities for the six months ended June 30, 2001 and June 30, 2000 was primarily used for consulting, payroll expenses and other general and administrative expenses.

	Net cash used in investing activities was $7,193,000 for the six months ended June 30, 2001 as compared to net cash used in investing activities of $3,309,000 for the six months ended June 30, 2000. Net cash used in investing activities for the six months ended June 30, 2001 and June 30, 2000 was primarily for the purchase of marketable securities and investments.

	Net cash used in financing activities was $249,000 for the six months ended June 30, 2001 as compared to no activity for the same period
in the prior year.   Net cash used in financing activities for the six
months ended June 30, 2001 was primarily for the purchase of treasury stock.

In April 2000, we loaned to our CEO the amount of $185,000 pursuant to a promissory note. The note accretes interest monthly at the prime interest rate plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, which is payable in October 2001.

Pursuant to an Offer to Purchase dated July 2, 2001, we have offered our shareholders the opportunity to tender up to an aggregate of 1,216,600 shares of our Common Stock (constituting approximately 16.9% of our outstanding Common Stock) for purchase by us at a purchase price of $2.50 per share. We would need a maximum of $3,041,500 to purchase all 1,216,600 shares at the price of $2.50. In addition, we expect to incur fees and expenses in connection with this offer of approximately $100,000. We intend to fund the purchase of these shares with working capital.

We believe that we have more cash than is needed to fund our current operations and we are considering how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity to our shareholders at some time in the future. Notwithstanding the foregoing, we expect continuing losses from operations and future profitability remains uncertain. If business continues to erode, we may choose to discontinue the current operating business and/or look for other opportunities, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of assets.

Effect of Recently Issued Accounting Pronouncements

In 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements," which became effective in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material effect on our financial statements.

In June 1998, the FASB issued Statement on Financial Accounting
Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive earnings, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive earnings will be reclassified as earnings in the periods in which earnings are affected by the hedged item. SFAS No. 133 was subsequently amended by SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. We currently do not use derivatives and therefore this new pronouncement is not applicable.

Certain Factors That May Affect Future Results

We have experienced a softening sales trend such that we do not believe we will achieve the total sales or non-barter sales levels of the prior year. Management cannot be sure as to what sales level will be achieved in the current year or our ability to reduce expenses significantly enough in order to offset any loss in sales that may be realized.

Management is also examining whether the continued operations merit the current staff levels, or, if in fact the current operating business of managing internet portals is the most appropriate for us to pursue. Management is considering the further downsizing of its current staff, and potentially the elimination of the majority of current staff positions if necessary to make our business profitable or to focus on other opportunities for the corporation.

We believe that we have more cash than is needed to fund our current operations and we are considering how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity to our shareholders at some time in the future. Notwithstanding the foregoing, we expect continuing losses from operations and future profitability remains uncertain. If business continues to erode, we may choose to discontinue the current operating business and/or look for other opportunities for our corporation, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of assets.

>From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements, which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, potential transactions and other risk factors detailed in this Quarterly Report on Form 10-QSB and in our other Securities and Exchange Commission filings.

Market Risks

We did not have material changes in market risk for the six months ended June 30, 2001. Please refer to our Form 10-KSB for the fiscal year ended December 31, 2000 for a discussion on the risk factors affecting us.

Part II. Other Information

Item 1.  Legal Proceedings.

           We are not a party to any material legal proceedings. In our normal course of business we may be subject to certain litigation. In the opinion of management, settlements of litigation will not have a material adverse effect on our results of operations, financial position or cash flows.

	fashionmall.com is party to a dispute, which is in arbitration, against Teknowledge Corp (NASDAQ: TEKC) that arose out of an agreement for goods between Teknowledge Corp. and us, by which Teknowledge was to have created new web sites for fashionmall.com and Outletmall.com by October 1999. We have taken the position that the product which Teknowledge delivered was late, did not meet core requirements of the agreement, and repeatedly failed to function. We considered the agreement to have been totally breached by Teknowledge Corp. and refused to pay. On March 28, 2000, Teknowledge Corp. sent a letter to us demanding arbitration before the American Arbitration Association pursuant to the agreement, and claiming $452,204 in damages. We responded to the demand, denying that any amounts were owed to Teknowledge due to its breach of the agreement, and asserting counterclaims for consequential damage to us due to the inability of the software to function as required.

  In August 2000, we were sued by Boo Inc., a Minneapolis based clothing vendor in Federal court in Minnesota. The suit arises from the use of intellectual property acquired by our wholly owned subsidiary from Boo.com Group Limited. Plaintiff Boo, Inc. alleges that our use of certain
"Boo" trademarks, including "Boo" and "Boo.com," infringes upon and dilutes its own "Boo" mark in violation of the Lanham Act and analogous state law. Accordingly, Boo, Inc. is seeking an injunction and an unspecified amount of monetary damages from us, which we believe will not have a material effect on our results of operations, cash flows or financial condition.
We
intend to vigorously defend ourselves in this action.


Item 5.  Other Information

	  On May 8, 2001, a Schedule 13D was filed which indicates that Mr. Benjamin Narasin, our Chief Executive Officer, President and Chairman of the Board, purchased an aggregate of 240,555 shares of our common stock on the open market between April 20, 2001 and May 8, 2001. With the addition of these equity securities, Mr. Narasin has the sole power to vote and dispose of common stock that, in the aggregate, represent 50.7% of the outstanding shares of the common stock of FASH.


Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibit is included herein:

       	None

(b)	Reports on Form 8-K:

       On July 2, 2001, we filed a Current Report on Form 8-K under Item 5 relating to our offer to purchase up to 1,216,600 shares of our Common Stock at $2.50 per share.

        On May 26, 2001, we filed a Current Report on Form 8-K under Item
5
relating to the expiration of the right of TRG Net Investors LLC, the holder of our preferred stock, to convert such preferred stock into 824,084 shares of common stock.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



fashionmall.com, Inc.
(Registrant)

By:

  Signatures                     Title                          Date



/s/ Benjamin Narasin      Chief Executive Officer,            July 26, 2001
 Benjamin Narasin 	     President and Chairman
         		     of the Board of Directors


  /s/ Barry Scheckner
 Barry Scheckner          Acting Chief Financial Officer	  July 26, 2001







14

	                    2