Form 10QSB
period 2001-09-30
FASHIONMALL COM INC
filed 2001-11-19
CIK 1081202

FORM 10-QSB

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001

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

             Yes           [   ]               No     [X]

The number of shares of common stock, $.01 par value, outstanding as of November 15, 2001 was 6,466,797.












fashionmall.com, Inc.



Form 10-QSB

Index



	      PART I.	FINANCIAL INFORMATION

      Item 1.         Financial Statements

	         Consolidated Balance Sheet as of September 30, 2001
(unaudited) .3

	         Consolidated Statements of Operations (unaudited) for
the three months
	         and nine months ended September 30, 2001 and 2000	4

	         Consolidated Statements of Comprehensive Income (Loss) (unaudited) for the
	         three months and nine months ended September 30, 2001
and 2000	5

	         Consolidated Statements of Cash Flows (unaudited) for
the
	         nine months ended September 30, 2001 and 2000	6

	         Notes to Unaudited Consolidated Financial Statements	8

     Item 2. Management's Discussion and Analysis of Financial Condition and Results
                           of Operations...10

      PART II.       OTHER INFORMATION

       Item 1.          Legal Proceedings 	15
      Item 5.          Other Information 	15
      Item 6.          Exhibits and Reports on Form 8-K 	15

         Signatures	17












fashionmall.com, Inc.

Consolidated Balance Sheet

(unaudited)



September 30, 2001

Assets



CURRENT ASSETS



Cash and cash equivalents
$
8,995,000

Marketable securities

13,783,000

Accounts receivable, net of allowance of $741,000

359,000

Loan to officer

213,000

Prepaid expenses and other current assets

401,000





Total Current Assets

23,751,000





INVESTMENTS

10,273,000

PROPERTY AND EQUIPMENT,



    net of accumulated depreciation of $204,000

137,000

INTANGIBLE AND OTHER ASSETS,



    net of accumulated amortization of $451,000

258,000





Total Assets
$
34,419,000





Liabilities and Stockholders' Equity



CURRENT LIABILITIES



Accounts payable
$
448,000

Accrued expenses

410,000

Customer deposits

95,000





Total Liabilities

953,000





COMMITMENTS AND CONTINGENCIES







STOCKHOLDERS' EQUITY



Preferred stock - $.01 par value; 3,000,000 shares



    authorized; 824,084 shares issued and outstanding

8,000

Common Stock - $.01 par value; 35,000,000 shares authorized;



    7,500,000 shares issued and outstanding

75,000

Treasury stock, at cost, 1,033,203 shares

(2,485,000)

Additional paid-in capital

51,964,000

Unrealized gain on marketable securities and investments,



    available for sale

106,000

Accumulated deficit

(16,202,000)





Total stockholders' equity

33,466,000





Total liabilities and stockholders' equity
$
34,419,000





The accompanying notes are an integral part of these consolidated financial statements.


fashionmall.com, Inc.
Consolidated Statements of Operations
(Unaudited)














Three months ended


Nine months ended


September 30,


September 30,


2001


2000


2001


2000












SITE REVENUES
$
391,000

$
1,127,000

$
2,600,000

$
3,678,000












COSTS AND EXPENSES:











    Site development, merchandise and content

24,000


416,000


237,000


649,000
    Advertising and marketing

39,000


533,000


1,028,000


3,924,000
    Selling

113,000


430,000


626,000


994,000
    General and administrative

105,000


1,332,000


2,155,000


3,979,000












Total costs and expenses

281,000


2,711,000


4,046,000


9,546,000












Income (loss) from operations

110,000


(1,584,000)


(1,446,000)


(5,868,000)












Interest and dividend income

406,000


651,000


1,373,000


1,699,000












Net income (loss)
$
516,000

$
(933,000)

$
(73,000)

$
(4,169,000)












Net income (loss) data:























Net income (loss) available to common shareholders

516,000


(933,000)


(73,000)


(6,108,000)












Basic and diluted income (loss) per share
$
0.08

$
(0.12)

$
(0.01)

$
(0.81)












Basic and diluted weighted-average shares

6,857,999


7,500,000


7,150,217


7,500,000












The accompanying notes are an integral part of these consolidated financial statements.













fashionmall.com, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)














Three months ended


Nine months ended


September 30,


September 30,


2001


2000


2001


2000












Net income (loss)
$
516,000

$
(933,000)

$
(73,000)

$
(4,169,000)












Unrealized gain on marketable securities











    and investments available for sale

3,000


20,000


70,000


17,000












Comprehensive net income (loss)
$
519,000

$
(913,000)

$
(3,000)

$
(4,152,000)












The accompanying notes are an integral part of these consolidated financial statements.






































fashionmall.com, Inc.
Consolidated Statements of Cash Flows
(unaudited)



Nine months ended



September 30,



2001


2000
Operating Activities






Net loss

$
(73,000)

$
(4,169,000)
Adjustments to reconcile net loss to net cash






    used in operating activities:






        Depreciation and amortization


372,000


228,000
        Loss on disposal of software


242,000


                -
        Non-cash compensation expense


185,000


333,000
        Bad debt expense


150,000


120,000
        Net write-off of barter


(149,000
)

                -
Changes in operating assets and liabilities:






    Accounts receivable


595,000


(317,000)
    Inventories


                -


191,000
    Prepaid expenses and other current assets


96,000


(64,000)
    Other assets


                -


(731,000)
    Accounts payable


(625,000)


(863,000)
    Accrued expenses


(780,000)


746,000
    Customer deposits


(48,000)


70,000
    Deferred revenue


                -


(25,000)







Net cash used in operating activities


(35,000)


(4,481,000)







Investing Activities






Purchase of marketable securities and investments, net


(15,165,000)


(2,561,000)
Purchases of property and equipment, net


                -


(78,000)
Software development costs


(45,000)


(34,000)
Purchases of other assets and intangibles


(69,000)


                -







Net cash used in investing activities


(15,279,000)


(2,673,000)







Financing Activities






Purchase of treasury stock


(2,199,000)


                -
Loan to officer


(4,000)


                -







Net cash used in financing activities


(2,203,000)


                -







Decrease in cash and cash equivalents


(17,517,000)


(7,154,000)







Cash and cash equivalents - beginning of period


26,512,000


34,114,000







Cash and cash equivalents - end of period

$
8,995,000

$
26,960,000







The accompanying notes are an integral part of these consolidated financial statements.




fashionmall.com, Inc.
Consolidated Statements of Cash Flows
(unaudited)



Nine months ended



September 30,



2001


2000
Supplemental Cash Flow Information






Non-cash operating, investing and financing activities:






     Revenue generated from barter contracts

$
798,000

$
401,000
     Advertising and consulting expenses incurred






          related to barter contracts


730,000


484,000
    Fair value of warrants issued in connection






        with convertible preferred stock


               -


1,939,000
The accompanying notes are an integral part of these consolidated financial statements.






































fashionmall.com, Inc.

Notes to Unaudited Consolidated Financial Statements
September 30, 2001
1. Description of Business

fashionmall.com. Inc. ("FASH") engages in the business of marketing, promoting and advertising fashion apparel and related accessories or products to the public on the Internet, via our web sites. We combine an online shopping mall with fashion content to provide a centralized site for manufacturers, retailers, magazines and catalogs to advertise, display and sell their product lines.

	We operate multiple Internet properties within the fashion lifestyle segment generating revenue from these properties by charging fees for the placement of store links, advertising, content or other materials on the sites. While historically those fees have been primarily based on traffic delivered to clients or on a sponsorship model, based on the difficulties of attracting this type of revenue in the current climate, and on the reduced size of our staff based on those difficulties and the declining revenue they have caused, we are considering shifting our primary focus to affiliate relationships whereby we are compensated with a percentage of the sales created by visitors from our site. While this shift in focus should allow us to populate our site(s) with a broader array of merchants for the coming holiday season and thereafter, it will result in significantly lower revenues to our firm as affiliate relationships generate a small fraction of traditional ad, sponsorship or traffic based relationships.

We believe that we have more cash than is needed to fund our current operations and we are considering how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity to our shareholders at some time in the future. Notwithstanding the foregoing, future profitability remains uncertain. If business continues to erode, we may choose to discontinue the current operating business and/or look for other opportunities for our corporation, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of assets.

	FASH properties include www.fashionmall.com, our original property, which is a general online fashion mall, www.outletmall.com, our online outlet mall, and www.boo.com, a global style guide for the web. Our clients include traditional and on-line retailers and catalogs as well as manufacturers, magazines, and advertisers who desire to tap into our consumer traffic. To reduce operating costs and to maximize traffic available to affiliate links we are considering consolidating our properties into one central location at www.fashionmall.com with multiple "floors" to represent the individual brands.

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

	The results of operations presented for the three months and nine months ended September 30, 2001 and 2000, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year. Readers are cautioned that future revenues from the historical, and current, fashionmall.com business model will decrease dramatically in the quarter ending December 31, 2001 and for the foreseeable future, and that there is no assurance that we will be able to find opportunities, investments, new business models or other solutions to increase or even maintain, revenue in the future.



2. Barter Arrangements

	Our barter revenue for the three months ended September 30, 2001 and 2000 was $20,000 and $150,000, respectively and for the nine months
ended September 30, 2001 and 2000 was $798,000 and       $401,000,
respectively.

	We recorded barter revenue and expense of $20,000 and $2,000 during the quarter ended September 30, 2001 and $798,000 and $730,000 for the nine months ended September 30, 2001. During the nine months ended September 30, 2001, we also entered into one barter transaction that did not result in revenue recognition, because fair value was not determinable under the criteria established by the EITF 99-17, "Accounting for Advertising Barter Transactions." The value of the unrecognized revenue was $250,000 for the nine months ended September 30, 2001 and represented 32% of total barter revenue recognized for the nine months ended September 30, 2001.

	We have recently discontinued the vast majority of our barter relationships, and are planning to seek new barter relationships at this time.

3. Income (Loss)  per Share

	A reconciliation between the numerator and denominator of basic and diluted income (loss) per share is as follows:


Three months ended


Nine months ended


September 30,


September 30,


2001


2000


2001


2000
Numerator:











Net income (loss)
$
516,000

$
(933,000)

$
(73,000)

$
(4,169,000)
Accretion of beneficial conversion feature











    of convertible preferred stock

               -


                -


                 -


(1,939,000)












Net income (loss) available to common shareholders

516,000


(933,000)


(73,000)


(6,108,000)












Denominator:











Basic and diluted weighted-average shares

6,857,999


7,500,000


7,150,217


7,500,000












Basic and diluted income (loss) per common share
$
0.08

$
(0.12)

$
(0.01)

$
(0.81)

The effect of the exercise of certain outstanding warrants and options are not included, as their effect on diluted earnings per share would be anti-dilutive.

4. Loan to Officer

In April 2000, the company loaned to its CEO the amount of $185,000. The note accretes interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, payable in October 2001. On September 7, 2001, the Board of Directors has instructed the CEO to repay the loan by deducting, from his current compensation, one half of the gross amount of his compensation with the balance payable in full no later than the termination date of his current employment agreement, May 28, 2002.

5. Stockholders' Equity
	The Company has an agreement with TRG Net Investors, LLC ("TRG Net"), that gave TRG Net an option to convert its 824,084 shares of preferred stock into 824,084 shares of common stock. The conversion feature expired unexercised on May 28, 2001. TRG Net has non-convertible, non-dividend bearing preferred stock with a liquidation preference of $7,417,000.


6. Effect of Recently Issued Accounting Pronouncements

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

	In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition SFAS 142 requires that the Company identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were originally recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. As of September 30,2001, the net carrying amount of goodwill is $186,724 and other intangible assets is $71,242. Amortization expense during the nine month period ended September 30,2001 was $283,431. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operation.

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




	We operate multiple Internet properties within the fashion lifestyle segment generating revenue from these properties by charging fees for the placement of store links, advertising, content or other materials on the sites. While historically those fees have been primarily based on traffic delivered to clients or on a sponsorship model, based on the difficulties of attracting this type of revenue in the current climate, and on the reduced size of our staff based on those difficulties and the declining revenue they have caused, we are considering shifting our primary focus to affiliate relationships whereby we are compensated with a percentage of the sales created by visitors from our site. While this shift in focus should allow us to populate our site(s) with a broader array of merchants for the coming holiday season and thereafter, it will result in significantly lower revenues to our firm as affiliate relationships generate a small fraction of traditional ad, sponsorship or traffic based relationships.
	FASH properties include www.fashionmall.com, our original property ,which is a general online fashion mall, www.outletmall.com, our online outlet mall, and www.boo.com, a global style guide for the web. Our clients include traditional and on-line retailers and catalogs as well as manufacturers, magazines and advertisers who desire to tap into our consumer traffic. To reduce operating costs and to maximize traffic available to affiliate links, we are considering consolidating our properties into one central location at www.fashionmall.com with multiple "floors" to represent the individual sub-brands.

We have experienced a softening sales trend such that we do not believe we will achieve the total sales or non-barter sales levels of the prior year. Management cannot be sure as to what sales level will be achieved in the current year or our ability to reduce expenses significantly enough in order to offset any loss in sales that may be realized.

Readers are cautioned that future revenues from the historical, and current, fashionmall.com business model will decrease dramatically in the quarter ending 12/31/01 and for the foreseeable future, and that there is no assurance that we will be able to find opportunities, investments, new business models or other solutions to increase revenue, or even maintain revenue, in the future.

As disclosed in our prior quarterly report, management had examined whether the continued operations merited the then current staff levels, and further stated that management is considering the further downsizing of the staff. Management is also examining whether the continued operations merit the current staff levels, or, if in fact the current operating business of managing internet portals is the most appropriate for us to pursue. Management is considering the further downsizing of its current staff, and potentially the elimination of the majority of current staff positions if necessary to make our business profitable or to focus on other opportunities.

In fact, as a result of this review and continued declines in revenue and growing challenges in the internet and advertising market and what appears to be continuing challenges in the economy in general, we have continued to trim staff over the past quarter and are currently operating on a staff of three full time executives supported by freelance and consulting staff on an as needed basis. We intend to continue to further reduce the full time staff through the end of the year until we have one full time employee. We intend to rely on freelance and consulting relationships as well as outsourced services for the day-to-day operational needs of the company.


Results of Operations

Quarter ended September 30, 2001 vs. Quarter ended September 30, 2000

Site Revenues. Total revenues decreased by $736,000, or 65%, to $391,000 for the quarter ended September 30, 2001 as compared to $1,127,000 for the quarter ended September 30, 2000. The decrease in revenues was primarily due to non-renewal of prior client contracts, reduced acquisition of new clients and significant market pressure to decrease the rates we charge our clients and due to a reduction in barter transactions. Barter revenue decreased by $130,000, or 87%, to $20,000 for the quarter ended September 30, 2001 as compared to $150,000 for the quarter ended September 30, 2000. Barter revenue represented 5% and 13% of revenues for the quarters ended September 30, 2001 and 2000, respectively.






	Costs and Expenses. Total expenses decreased by $2,430,000, or 90%, to $281,000 for the quarter ended September 30, 2001 as compared to $2,711,000 for the quarter ended September 30, 2000. The decrease was due primarily to a strategy by management to tightly control expenses in the current business environment. Advertising and marketing expenses were reduced by $494,000 and general and administrative expense was reduced by $1,227,000, as compared to the same quarter in the prior year. We incurred non-cash compensation charges in connection with the Chazen options of approximately $111,000 for the quarter ended September 30, 2000, which was included in general and administrative expenses. This expense is included in general and administrative expenses. General and administrative expenses were reduced due to settlements relating to litigation and/or disputes for amounts less than accrued for and due to the write off of expired barter payables.

	Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses decreased by $392,000, or 94%, to $24,000 for the quarter ended September 30, 2001 from $416,000 for the quarter ended September 30, 2000. The decrease was primarily due to merchandise costs as Outletmall.com is no longer selling merchandise directly to the consumer and reductions in payroll as part of a continuing effort to reduce staff in response to our current declining sales trend.

	Advertising and Marketing Expenses. Advertising and marketing expenses decreased by $494,000, or 93%, to $39,000 for the quarter ended September 30, 2001 as compared to $533,000 for the quarter ended September 30, 2000. The decrease was primarily due to reduced cash advertising on behalf of our brands, a reduction of online banner advertising programs and a reduction in our purchasing traffic. Barter advertising expense was 5% of total advertising expense in the current quarter as compared to 40% for the comparative period in the prior year.

	Selling Expenses. Selling expenses decreased by $317,000, or 74%, to $113,000 for the quarter ended September 30, 2001 as compared to $430,000 for the quarter ended September 30, 2000. The decrease was primarily due to decreasing our sales force and related expenses as compared to the quarter ended September 30, 2000 as part of our continuing effort to reduce expenses in response to our current declining sales trend.

	General and Administrative Expenses. General and administrative expenses decreased by $1,277,000, or 92%, to $105,000 for the quarter ended September 30, 2001, as compared to $1,332,000 for the quarter ended September 30, 2000. We incurred non-cash compensation charges in connection with the Chazen options of approximately $111,000 for the quarter ended September 30, 2000. The decrease in general and administrative expense was primarily due to a concerted effort by management to reduce all aspects of overhead in response to our current declining sales trend. General and administrative expenses were reduced due to settlements relating to litigation and/or disputes for amounts less than accrued for and due to the write off of expired barter payables.

Other Income and Expense. Interest and dividend income was $406,000 for the quarter ended September 30, 2001 as compared to $651,000 for the quarter ended September 30, 2000, a decrease of 38%, or $245,000. The decrease in interest and dividend income is attributed to the general reduction in interest rates as well as the reduction in cash balances used to fund operations and to purchase treasury stock.


Nine months ended September 30, 2001 vs. Nine months ended September 30,
2000

Site Revenues. Total revenues decreased by $1,078,000, or 29%, to $2,600,000 for the nine months ended September 30, 2001 as compared to $3,678,000 for the nine months ended September 30, 2000. The decrease in revenues was primarily due to non-renewal of prior client contracts, reduced acquisition of new clients and significant market pressure to decrease the rates we charge our clients. Barter revenue increased by $397,000, or 100%, to $798,000 for the nine months ended September 30, 2001 as compared to $401,000 for the nine months ended September 30, 2000. Barter revenue represented 31% and 11% of revenues for the nine months ended September 30, 2001 and 2000, respectively.





	Costs and Expenses. Total expenses decreased by $5,500,000, or 58%, to $4,406,000 for the nine months ended September 30, 2001 as compared to $9,456,000 for the nine months ended September 30, 2000. The decrease was due primarily to a strategy by management to tightly control expenses in the current business environment, particularly in advertising and marketing expense and general and administrative expense. Advertising and marketing expenses were reduced by $2,896,000 as compared to the same nine months in the prior year and general and administrative expenses were reduced by $1,824,000 as compared to the same period of the prior year. We incurred non-cash compensation charges in connection with the Chazen options of approximately $333,000 for the nine months ended September 30, 2000, respectively. General and administrative expenses were reduced due to settlements relating to litigation and/or disputes for amounts less than accrued for and due to the write off of expired barter payables.

	Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses decreased by $412,000, or 63%, to $237,000 for the nine months ended September 30, 2001 as compared to $649,000 for the nine months ended September 30, 2000. The decrease was primarily due to the reduction in merchandise costs as Outletmall.com is no longer selling merchandise directly to the consumer and reductions in staff as part of a continuing effort to reduce expenses in response to our current declining sales trend.

	Advertising and Marketing Expenses. Advertising and marketing expenses decreased by $2,896,000, or 74%, to $1,028,000 for the nine months ended September 30, 2001 as compared to $3,924,000 for the nine months ended September 30, 2000. The decrease was primarily due to reduced cash advertising on behalf of our brands as well as a reduction of online banner advertising programs and a reduction in our purchasing traffic partially offset by an increase in barter. Barter advertising expense was 71% of total advertising expense in the current year as compared to 12% for the comparative period in the prior year.

	Selling Expenses. Selling expenses decreased by $368,000, or 37%, to $626,000 for the nine months ended September 30, 2001 as compared to $994,000 for the nine months ended September 30, 2000. The decrease was primarily due to decreasing our sales force in response to a declining sales trend in the first nine months of the current year as compared to the nine months ended September 30, 2000.

	General and Administrative Expenses. General and administrative expenses decreased by $1,824,000, or 50%, to $2,155,000 for the nine months ended September 30, 2001, as compared to $3,979,000 for the nine months ended September 30, 2000. We incurred non-cash compensation charges in connection with the Chazen options of approximately $333,000 for the nine months ended September 30, 2000. The decrease in general and administrative expenses was primarily due to a concerted effort by management to reduce overhead in response to our current declining sales trend. General and administrative expenses were reduced due to settlements relating to litigation and/or disputes for amounts less than accrued for and due to the write off of expired barter payables.

Other Income and Expense. Interest and dividend income was $1,373,000 for the nine months ended September 30, 2001 as compared to $1,699,000 for the nine months ended September 30, 2000, a decrease of 19%, or $326,000. The decrease in interest and dividend income is attributed to the general reduction in interest rates as well as the reduction in cash balances used to fund operations and to purchase treasury stock.


Liquidity and Capital Resources

	From inception, we have financed substantially all of our operations from private investments and the proceeds from our initial public offering. A lesser portion has been financed with cash generated from operations.

	As of September 30, 2001, we had cash and cash equivalents, marketable securities and investments on hand of $33,051,000. Of this amount, the cash and cash equivalents portion was $8,995,000, the marketable securities portion was $13,783,000 and investments was $10,273,000 (which have a maturity of over one year). We expect that our current cash position without taking revenues into account, based upon our present business model, will be sufficient to meet our cash requirements for at least the next two years. We are exploring a variety of opportunities to better utilize our cash assets.



	Net cash used in operating activities was $35,000 for the nine months ended September 30, 2001 as compared to net cash used in operating activities of $4,481,000 for the nine months ended September 30, 2000. Net cash used in operating activities for the nine months ended September 30, 2001 and September 30, 2000 was primarily used for consulting, payroll expenses and other general and administrative expenses.

	Net cash used in investing activities was $15,279,000 for the nine months ended September 30, 2001 as compared to net cash used in investing activities of $2,673,000 for the nine months ended September 30, 2000. Net cash used in investing activities for the nine months ended September 30, 2001 and September 30, 2000 was primarily for the purchase of marketable securities and investments.

	Net cash used in financing activities was $2,203,000 for the nine months ended September 30, 2001 as compared to no activity for the same
period in the prior year.   Net cash used in financing activities for the
nine months ended September 30, 2001 was primarily for the purchase of treasury stock.
In April 2000, we loaned to our CEO the amount of $185,000 pursuant to a promissory note. The note accretes interest monthly at the prime interest rate plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, which is payable in October 2001. On September 7, 2001,the Board of Directors has instructed the CEO to repay the loan by deducting, from his current compensation, one half of the gross amount of his compensation with the balance payable in full no later than the termination date of his current employment agreement, May 28, 2002.

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

	In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition SFAS 142 requires that the Company identify reporting units for purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were originally recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. As of September 30,2001, the net carrying amount of goodwill is $186,724 and other intangible assets is $71,242. Amortization expense during the nine month period ended September 30,2001 was $283,431. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operation.

Certain Factors That May Affect Future Results

We have experienced a softening sales trend such that we do not believe we will achieve the total sales or non-barter sales levels of the prior year. Management cannot be sure as to what sales level will be achieved in the current year or our ability to reduce expenses significantly enough in order to offset any loss in sales that may be realized.

	Among the alternatives being considered is a shift to an affiliate model which will result in significantly lower revenues to us as affiliate relationships generate a small fraction of traditional ad, sponsorship or traffic based relationships, and our considered consolidation of our sites may reduce traffic received by our site(s) and therefore reduce the traffic available to produce affiliate revenues.

We have reduced staff to three people as of October 15th and intend to further reduce staff to one person by the end of the year. Management will continue to review if the current operating business of managing internet portals is the most appropriate for us to pursue. With a staff of this size, and our reliance on outsourced, freelance and hourly service providers, we may not be able to maintain the current operating business.

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

The return on our investments, primarily in the form of commercial paper, bonds, and other investment grade paper, has been significantly reduced as a result of the decline in interest rates. These reductions reduce the amount of cash flow we have available to fund current or future businesses. In order to increase our return on investment of our available funds, we may need to invest in more speculative investment vehicles and thereby increase the market risk of our investments.

From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements, which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, potential transactions and other risk factors detailed in this Quarterly Report on Form 10-QSB and in our other Securities and Exchange Commission filings.


Market Risks

We did not have material changes in market risk for the nine months ended September 30, 2001. Please refer to our Form 10-KSB for the fiscal year ended December 31, 2000 for a discussion on the risk factors affecting us.

Part II. Other Information

Item 1.  Legal Proceedings.

           We are not a party to any material legal proceedings. In our normal course of business we may be subject to certain litigation. In the opinion of management, settlements of litigation will not have a material adverse effect on our results of operations, financial position or cash flows.

	fashionmall.com settled a dispute against Teknowledge that arose out of an agreement for goods.

	The Company has not recognized $180,000 in revenue invoiced against a disputed contract currently in litigation.

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




Item 5.  Other Information

	  On August 17, 2001, fashionmall.com, pursuant to a tender offer to purchase 1,216,600 shares of common stock, had received tenders with respect to 749,803 shares of fashionmall.com's common stock.
Fashionmall.com has accepted all of the tendered shares for payment. With the addition of these equity securities, Mr. Narasin has the sole power to vote and dispose of common stock that, in the aggregate, represent 56.7% of the outstanding shares of the common stock of FASH.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibit is included herein:
       	None

(b)	Reports on Form 8-K:

       On July 2, 2001, we filed a Current Report on Form 8-K under Item 5 relating to our offer to purchase up to 1,216,600 shares of our Common Stock at $2.50 per share.

       On July 30, 2001, we filed a Current Report on Form 8-k under Item 5 extending fashionmall.com's offer to purchase up to 1,216,600 shares of our Common Stock to August 15, 2001.


      On August 15, 2001, we filed a Current Report on Form 8-k under Item 5 regarding the termination of fashionmall.com's tender offer. Of the 1,216,600 shares, the Company had agreed to purchase, 696,223 shares were tendered and accepted by the fashionmall.com for payment.

      On August 21, 2001, we filed a Current Report on Form 8-k under Item 5 regarding the termination of fashionmall.com's tender offer. Of the 1,216,600 shares, the Company had agreed to purchase, 696,223 shares were tendered and accepted by the fashionmall.com for payment. Subsequently, fashionmall.com was informed by the Depository that they had received tenders with respect to 749,803 shares of fashionmall.com, which have been accepted, and payment made on August 17, 2001.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                 fashionmall.com, Inc.

                 (Registrant)





                  By:



                       Signatures
                                  Title
        Date



					/s/ Benjamin Narasin
Benjamin Narasin


                    Chief Executive Officer,
                    President and Chairman
                    of the Board of Directors

  November 19, 2001



					/s/ Barry Scheckner
Barry Scheckner


                    Acting Chief Financial Officer



November 19, 2001







14

	                    8