Form 10QSB/A
period 2001-09-30
FASHIONMALL COM INC
filed 2001-11-28
CIK 1081202

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












                      fashionmall.com, Inc.



                           Form 10-QSB

                              Index



             PART I.  FINANCIAL INFORMATION

      Item 1.         Financial Statements

       Consolidated Balance Sheet as of September 30,
       2001 (unaudited)                                        3

       Consolidated Statements of Operations(unaudited) for the
	 three months and nine months ended September 30, 2001 and
       2000.                                                   4

       Consolidated Statements of Comprehensive Income
       (Loss) (unaudited) for the three months and nine months
	 ended September 30, 2001 and 2000.                      5

       Consolidated Statements of Cash Flows
       (unaudited) for the nine months ended
	 September 30, 2001 and 2000                             6

       Notes to Unaudited Consolidated Financial
       Statements                                              8

     Item 2.           Management's Discussion and Analysis of
       Financial Condition and Results of Operations           10

      PART II.       OTHER INFORMATION

      Item 1.          Legal Proceedings                       15
      Item 5.          Other Information                       15
      Item 6.          Exhibits and Reports on Form 8-K        15

      Signatures                                               17










                  fashionmall.com, Inc.
               Consolidated Balance Sheet
                       (unaudited)
                                              September
                                              30, 2001
                  Assets
CURRENT ASSETS
Cash and cash equivalents                  $    8,995,000
Marketable securities                          13,783,000
Accounts receivable, net of allowance of          359,000
$741,000
Loan to officer                                   213,000
Prepaid expenses and other current assets         401,000

           Total Current Assets                23,751,000

INVESTMENTS                                    10,273,000
PROPERTY AND EQUIPMENT,
    net of accumulated depreciation of            137,000
$204,000
INTANGIBLE AND OTHER ASSETS,
    net of accumulated amortization of            258,000
$451,000

               Total Assets                $   34,419,000

   Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Accounts payable                           $      448,000
Accrued expenses                                  410,000
Customer deposits                                  95,000

            Total Liabilities                     953,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value;
3,000,000 shares
    authorized; 824,084 shares issued and           8,000
outstanding
Common Stock - $.01 par value; 35,000,000
shares authorized;
    7,500,000 shares issued and                    75,000
outstanding
Treasury stock, at cost, 1,033,203 shares      (2,485,000)
Additional paid-in capital                     51,964,000
Unrealized gain on marketable securities
and investments,
    available for sale                            106,000
Accumulated deficit                           (16,202,000)

Total stockholders' equity                     33,466,000

Total liabilities and stockholders' equity $   34,419,000

  The accompanying notes are an integral part of these consolidated financial statements.

                        fashionmall.com, Inc.
                Consolidated Statements of Operations
                             (Unaudited)
                                    Three months      	Nine months
                                         ended            	   ended
                                     September 30,    	September 30,
                                    2001     2000     	2001     		2000
SITE REVENUES                      $391,000  $ 1,127,000 	$ 2,600,000 $ 3,678,000


COSTS AND EXPENSES:
    Site development, merchandise   24,000       416,000   	    237,000     649,000
    and content
    Advertising and marketing       39,000       533,000   	  1,028,000   3,924,000

    Selling                         113,000      430,000   	    626,000     994,000

    General and administrative      105,000    1,332,000   	  2,155,000   3,979,000


Total costs and expenses            281,000    2,711,000      4,046,000   9,546,000


Income (loss) from operations       110,000   (1,584,000)   (1,446,000) (5,868,000)


Interest and dividend income        406,000      651,000      1,373,000  1,699,000


Net income (loss)                  $516,000  $ (933,000)      $(73,000) $(4,169,000)


Net income (loss) data:

Net income (loss) available to      516,000    (933,000)       (73,000)  (6,108,000)
common shareholders

Basic and diluted income (loss)    $ 0.08       $ (0.12)       $ (0.01)     $ (0.81)
per share

Basic and diluted weighted-average  6,857,999    7,500,000    7,150,217   7,500,000
shares

  The accompanying notes are an integral part of these consolidated financial statements.












                        fashionmall.com, Inc.
       Consolidated Statements of Comprehensive Income (Loss)
                             (Unaudited)
                                    Three months    		Nine months
                                       ended			ended
                                   September 30,      	September 30,
                                   2001      2000     	2001      2000
Net income (loss)                 $516,000  $(933,000)  $(73,000) $(4,169,000)


Unrealized gain on marketable
securities
and investments available for  	3,000      20,000     70,000       17,000
sale

Comprehensive net income (loss)   $519,000  $(913,000)  $(3,000) $(4,152,000)

  The accompanying notes are an integral part of these consolidated financial statements.





































                   fashionmall.com, Inc.
           Consolidated Statements of Cash Flows
                        (unaudited)
                                        Nine months ended
                                          September 30,
                                        2001         2000
Operating Activities
Net loss                            $  (73,000)  $(4,169,000)

Adjustments to reconcile net loss
to net cash
used in operating activities:
  Depreciation and  amortization        372,000      228,000
  Loss on disposal of software          242,000         -
  Non-cash compensation expense         185,000      333,000
  Bad debt expense                	150,000      120,000
  Net write-off of barter             (149,000 )        -

Changes in operating assets and
liabilities:
    Accounts receivable                 595,000    (317,000)
    Inventories                           -         191,000
    Prepaid expenses and other           96,000     (64,000)
current assets
    Other assets                          -        (731,000)
    Accounts payable                  (625,000)    (863,000)
    Accrued expenses                  (780,000)     746,000
    Customer deposits                  (48,000)      70,000
    Deferred revenue                      -          (25,000)

Net cash used in operating activities   (35,000)  (4,481,000)


Investing Activities
Purchase of marketable securities
and investments, net                (15,165,000)   (2,561,000)
Purchases of property and
equipment, net                            -           (78,000)
Software development costs             (45,000)       (34,000)
Purchases of other assets and
intangibles                            (69,000)         -

Net cash used in investing
activities 			    (15,279,000)   (2,673,000)


Financing Activities
Purchase of treasury stock           (2,199,000)	-
Loan to officer                         (4,000)   	-

Net cash used in financing activities(2,203,000)	-

Decrease in cash and cash
equivalents                          (17,517,000)  (7,154,000)

Cash and cash equivalents -
beginning of period			  26,512,000   34,114,000

Cash and cash equivalents - end of
period					 $ 8,995,000  $26,960,000

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

3. Income (Loss)  per Share

A reconciliation between the numerator and denominator of basic and diluted income (loss) per share is as follows:

                                    Three months ended      Nine months ended
                                    September 30,           September 30,
				2001		2000	    2001	2000
Numerator:
Net income (loss)                $ 516,000  $ (933,000)    $(73,000) $(4,169,000)

Accretion of beneficial
conversion feature of
convertible preferred stock
stock                                 -           -              -    (1,939,000)

Net income (loss) available to
common shareholders                516,000    (933,000)     (73,000)  (6,108,000)

Denominator:
Basic and diluted weighted-
average shares                   6,857,999    7,500,000    7,150,217   7,500,000

Basic and diluted income (loss)
per common share			$      0.08  $     (0.12)  $     (0.01)  $   (0.81)

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

     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-
QSB) may contain statements, which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, potential transactions and other risk factors detailed in this Quarterly Report on Form 10-QSB and in our other Securities and Exchange Commission filings.


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




fashionmall.com, Inc.
(Registrant)


By:

                                                                  Date
	Signatures              Title

    /s/ Benjamin Narasin     Chief Executive Officer,        November 19, 2001
   Benjamin Narasin          President and Chairman
                             of the Board of Directors


   /s/ Barry Scheckner       Acting Chief Financial Officer  November 19, 2001
   Barry Scheckner