Form 10KSB
period 2001-12-31
FASHIONMALL COM INC
filed 2002-04-17
CIK 1081202

FASHIONMALL.COM INC



                 Filing Type: 10KSB
                 Description: Annual Report
                 Filing Date: April 16, 2002
                 Period End: December 31, 2001


            Primary Exchange: NASDAQ - National Market System
                      Ticker: FASH
















































(1)

=============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-KSB

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001

                                       or

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ___________ to ___________

                         Commission file number: 0-26151

                              fashionmall.com, Inc.
                Delaware                              06-1544139
-------------------------------------  ------------------------------------
     (State or other jurisdiction        (I.R.S. Employer Identification No.)
   of incorporation or organization)

                               774 Mays Blvd #10-259
                               Incline Village, NV 89451
                               (775) 833-3233
---------------------------------------------------------------------------
(Address, zip code and telephone number of issuer's principal executive offices)

          Securities registered pursuant to Section 12(b) of the Act:

					Name of Each Exchange
	Title of Each Class		on Which Registered
---------------------------------------  ------------------------------------
                  NONE				NONE

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
-----------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The issuer's revenues for its most recent fiscal year ended
December 31, 2001 was $2,687,000.

The aggregate market value of the voting and non-voting common stock held by non-affiliates at April 8, 2002 was $7,396,000.

The number of shares of common stock outstanding as of April 8, 2002 was 6,466,797.

=============================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
=============================================================================
(2)

                      		Table of Contents

                       		  10KSB OTHERDOC

Part 1................................................................ 4
Item 1................................................................ 4
Item 2................................................................ 7
Item 3................................................................ 7
Item 4................................................................ 7
Part II............................................................... 8
Item 5................................................................ 8
Table 1............................................................... 8
Item 6................................................................ 8
Item 7............................................................... 23
Item 8............................................................... 23
Part III............................................................. 23
Item 9............................................................... 23
Item 10.............................................................. 24
Item 11.............................................................. 27
Table 2.............................................................. 28
Item 12.............................................................. 28
Item 13.............................................................. 30
Table 3.............................................................. 30
Balance Sheet........................................................ 33
Income Statement..................................................... 34
Table 4.............................................................. 35
Table 5.............................................................. 36
Cash Flow Statement.................................................. 37
Table 6.............................................................. 42
Table 7.............................................................. 44
Table 8.............................................................. 45
Table 9.............................................................. 47
Table 10............................................................. 47
Table 11............................................................. 47


                      		  EX-21.1 OTHERDOC

EX-21.1 OTHERDOC..................................................... 55


                      		  EX-23.1 OTHERDOC

EX-23.1 OTHERDOC..................................................... 56




















(3)


                                     Part I

     This Annual Report on Form 10-KSB contains statements which constitute forward-looking statements. These statements appear in a number of places in this Form 10-KSB and include statements regarding the intent, belief or current expectations of fashionmall.com, Inc. (together with its subsidiaries, the "Company"). Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that the actual results may differ materially from those in the forward-looking statements as a result of various factors. The information contained in this Form 10-KSB, including, without limitation, the information under "Management's Discussion and Analysis of Financial Condition and Results from Operations" and "Description of Business" identify important factors that could cause or contribute to such differences. See
"Description of Business -- Cautionary Statements Regarding Forward-Looking Statement" continued in Item 6 of this Report.

Item 1.  Description of Business.

Overview
          fashionmall.com,Inc. has historically operated multiple Internet properties within the fashion lifestyle segment and generated revenues from these properties by charging fees for the placement of either store links, advertising, content or other materials on the sites.

     Our properties include www.fashionmall.com, our original property, which is a general online fashion mall, www.outletmall.com, our online outlet mall, and www.boo.com, a global style guide for the web. Our clients have included traditional and online retailers and catalogs as well as manufacturers, magazines, and advertisers who desire to tap into our consumer traffic. To reduce operating costs and to maximize traffic available to affiliate links, we have consolidated our properties into one central location at www.fashionmall.com with multiple "floors" to represent the individual brands.

     While clients historically paid a fixed or variable fee for site placements tied to the location and or amount of traffic they are exposed to, we have shifted our Internet properties to a primarily affiliate based operating model whereby we receive commissions for sales made to visitors from our sites. The affiliate operating model allows our existing Internet properties to continue to generate some, though minimal, revenue from tenants and protecting some of the value in the sites themselves, their traffic and their database of customers.

     We have more cash than is needed to fund our current operations and we are exploring how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity and/or new operating or investment opportunities for our shareholders at some time in the future. We are exploring other opportunities for our corporation, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of some or all of our assets.

     Notwithstanding the foregoing, future profitability remains uncertain. If our new affiliate operating model proves to be unsustainable, or the value of our assets proves to be difficult to monetize, we may choose to entirely discontinue the current operating business.

(4)



Our History

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

      The mailing address for our principal executive offices is 774 Mays Blvd Bldg 10 Unit 259, Incline Village,
NV 89451, and the telephone number is (775) 833-3233.

Business objectives and strategies

      Our current objective is to provide opportunities for liquidity and/or new operating opportunities or investment for our shareholders at some time in the future.
We are exploring other opportunities for our corporation, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of some or all of our assets. In the meantime, we intend to continue to generate revenues based on an affiliate model whereby we earn commissions for sales made from visitors to various merchants supplied by our sites.

Revenue From Operating Business

     With our shift in the fourth quarter of 2001 to an affiliate model, the majority of our tenants pay on a commission basis whereby we are compensated when a visitor from our site makes a purchase from the tenant. We also generate revenue on a cost per click basis from a small number of clients whereby we are paid whenever a visitor from our site clicks through to the tenant site. Finally, we maintain a database of roughly 500,000 e-mail addresses and 100,000 physical addresses to which we send promotional e-mails for a fee and which we lease to outside firms for a rental payment.


Customer loyalty and retention

     While we earn far less from affiliate payments than we do through traditional advertising contracts, since the relationships are based purely on the amount of sales delivered, we expect turnover in our customer base to be lower than it has been historically.


Competition

     We compete with other web sites, including in
particular, apparel shopping areas of Internet portals, for
Internet advertisers' and e-commerce marketers' dollars.
Many of our current and potential competitors have longer
operating histories, larger customer bases, greater brand
recognition and significantly greater financial, marketing
and other resources than we do. Increased competition may
result in reduced operating margins, loss of market share
and a diminished brand franchise.
(5)



     Many of our competitors have recently announced reductions in their cost per thousand impressions ("CPM") and other rate card prices for on-line advertising, and others have begun to accept advertising on an affiliate basis. There can be no assurance that we can continue to recruit advertising on our sites, or, if we can, that we can do so at rates considered beneficial to us.

Technology

     We use both commercially available software, as well as our own proprietary software. Our systems combine our proprietary technologies and commercially available licensed technologies. We have moved the hosting of our sites from dedicated equipment that we owned and housed in a co-location facility to an outsourced service provider who supplies all equipment, bandwidth and most of the required software in exchange for a monthly hosting fee.

Trademarks and patents

     The value of our copyrighted material, domain names, trade secrets and similar intellectual property rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We have registered the domain names "fashionmall.com" "outletmall.com", "boo.com" and various others. There can be no assurance that we will be able to secure significant protection for these names and our other proprietary information. Other than our registration of the fashionmall.com domain name, we do not have any other protection for such domain name. We do not believe that we or anyone else can obtain protection for such name in the United States. It is possible that competitors or others will adopt product or service names similar to "fashionmall.com", "outletmall.com" or "boo.com", thereby impeding our ability to build brand identity and possibly leading to customer confusion. Our inability to protect our domain names adequately could have a material adverse effect on us.

     In the second quarter of fiscal 2000, we acquired the domain names and pending trademarks to Boo.com. We were awarded the trademark for the name Boo in February 2002.

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

     We had become more active conducting our business globally since the acquisition of Boo.com, and could be subject to the growing body of international laws and regulations applicable to access to or commerce on the Internet, as well as other international laws and regulations based on that activity.
(6)
These international
legal requirements may vary widely from country to country and may differ substantially from current or future U.S. regulations. Compliance with international laws and regulations may impose additional burdens on us, and may affect our ability to conduct business internationally. In addition, governments in foreign jurisdictions may increase regulation of the Internet or other online services in such areas as content, privacy, network security, encryption or distribution. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose
laws do not currently apply to our business   or the
application of existing laws and regulations to the Internet could materially increase our costs of doing business or harm our business. No assurance can be given that changes in current or future regulations adopted by foreign regulators will not materially increase our costs of doing business or otherwise materially harm our business.

Employees

     At March 23, 2002, we employ one full time employee, Benjamin Narasin, our Chief Executive Officer and
President.

Item 2.  Description of Property.

     We maintain our executive offices in approximately
450 square feet of dedicated space at our CEO's home in Incline Village, NV. Our monthly lease payments are approximately $750 per month on a month-to-month basis.

Item 3.  Legal Proceedings.

     We are not a party to any material legal proceedings. In our normal course of business we may be subject to certain litigation. In the opinion of the Company's management, settlement of litigation will not have a material adverse effect on the Company's results of operations,financial position or cash flows.

     On November 20, 2001, we resolved our dispute with Teknowledge by paying the amount of $165,000 as full and final settlement of their claim of $452,204. On February
22, 2002, we received summary judgment against Boo,Inc. in their action against us related to our Boo trademark.

     On March 27th, 2002 we agreed to abandon our lawsuit against TWEC.com and Trans World Entertainment Corp. in exchange for payment of $220,000 from TWEC.COM, LLC. to our firm.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of stockholders during the fourth quarter of the year ended December 31, 2001.

(7)


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The Common Stock commenced trading on the Nasdaq National Market on May 21,1999, the date of our IPO, under the symbol "FASH." The following table sets forth, for the fiscal periods indicated, the high and low closing prices of our Common Stock as reported by the Nasdaq National Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                               High             Low
                                              ------           ------
Fiscal Year 2001
     Quarter ended March 31,2001...........   $ 3.44           $ 1.44
     Quarter ended June 30,2001............   $ 2.20           $ 1.41
     Quarter ended September 30,2001.......   $ 2.50           $ 2.12
     Quarter ended December 31,2001........   $ 3.12           $ 2.12

Fiscal Year 2000
     Quarter ended March 31,2000...........   $ 5.75           $ 3.19
     Quarter ended June 30,2000............   $ 3.75           $ 2.00
     Quarter ended September 30,2000.......   $ 2.63           $ 1.75
     Quarter ended December 31,2000........   $ 5.00           $ 1.25

     As of March 19, 2002, there were approximately 53 holders of record of our Common Stock. On March 19, 2002, the last reported sales price of our stock as reported by Nasdaq was $3.05.

     We have not paid dividends on the Common Stock since inception; however, we are considering the payment of dividends to our stockholders in the future as one possible option as we explore new opportunities. The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon our earnings, capital requirements, financial position, general economic condition, and other factors the Board of Directors deems relevant.


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

Overview

     fashionmall.com, Inc. has historically operated multiple Internet properties within the fashion and lifestyle segments and generated revenues from these properties by charging fees for the placement of either store links, advertising, content or other materials on the sites.


(8)
To reduce operating costs and to maximize traffic available to affiliate links we have consolidated our properties into one central location at www.fashionmall.com with multiple "floors" to represent the individual brands.

     While clients historically paid a fixed or variable fee for site placements tied to the location and or amount of traffic they are exposed to, we have shifted our Internet properties to a primarily affiliate operating based model whereby we receive commissions for sales made from visitors to various merchants represented by our sites. The affiliate operating model allows our existing Internet properties to continue to generate some, though minimal, revenue and protect some of the value in the sites themselves, their traffic and their database of customers.

     We had previously cautioned our stockholders and investors that future revenues from the historical fashionmall.com business model would decrease dramatically in the quarter ending December 31, 2001 and for the foreseeable future. Revenues were down dramatically in the fourth quarter of 2001 and will most likely be minimal in the future. In light of our decision to devote minimal resources to maintaining our web site and continuing the operating business, the following risk factors may be overstated and not as relevant if we determine to discontinue the operating business entirely.

     There is no assurance that we will be able to find opportunities, investments, new business models or other solutions to increase revenue, or even generate revenue, in the future.

     As disclosed in a prior quarterly report, management had examined whether the continued operations merited the then current staff levels, and further stated that management was considering the further downsizing of the staff and potentially the elimination of the majority of current staff positions if necessary to make our business profitable or to focus on other opportunities. We did eliminate all but one full-time position by the end of 2001 and currently maintain only one employee and a small group of independent consultants who we use on an as needed basis.
Notwithstanding the foregoing, we may choose to entirely discontinue the current operating business.

Significant Accounting Policies


Revenue Recognition

     The Company's primary source of revenue is from tenant fees and affiliate relationships. Manufacturers, retailers, magazines and others pay fees to the Company to lease space on the Company's web sites. Revenues are recognized as services are rendered. The Company recognizes revenue earned from tenant fees in accordance with its customer contracts, which specify either a fixed fee or a fee based on performance. The Company recognizes revenue from affiliate relationships when the payment is received from the affilate network or the affiliate. The payment is a commission based on revenues, net of returns, generated by the Company's visitors to the affiliates' websites.

Barter Arrangements

     In January 2000, the Emerging Issues Task Force (the "EITF") of the Financial Standards Accounting Board ("FASB") reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions." The EITF agreed that advertising barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue from similar advertising sold in a cash transaction that occurred in the preceding six months with comparable terms, such as length of program, cost and
type of advertisement.   A cash transaction may be used only
(9)
once as the basis for providing fair value evidence for a barter transaction. As a result, revenue from barter is effectively limited to no more than 50% of total revenue per year.

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

     Barter revenue and the related advertising expense is recognized in accordance with the established advertising rate card, of the advertiser customer, which represents the rates charged to cash buyers based on their level of advertising. Barter revenue is recognized over the term of the customer contract, commencing upon the placement of the customer's advertisement on the Company's web sites. Generally, barter revenues equal barter expenses; however, due to timing, barter accounts receivable and barter accounts payable may result. Barter expenses are included in advertising and marketing expenses in the accompanying statements of operations for the years ended December 31, 2001 and 2000.
The Company had revenue from barter transactions of $799,000 and $893,000 for the years ended December 31, 2001 and 2000, respectively.

Cash and Cash Equivalents

     Cash and cash equivalents of $15,947,000 consist of money market funds or other highly-liquid investments with original maturities of three months or less.

Marketable Securities and Investments

     The Company accounts for marketable securities and investments in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115
"Accounting for Certain Investments in Debt and Equity
Securities."

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

Results of Operations

Year Ended December 31, 2001 vs. Year Ended December 31, 2000

     Site Revenues.  Total revenues decreased by
$2,699,000 or 50% to $2,687,000 for the year ended December 31, 2001 as compared to $5,386,000 for the year ended December 31, 2000. Barter revenue decreased by $94,000 or 11% to $799,000 for the year ended December 31, 2001 from $893,000 for the year ended December 31, 2000. Barter revenue represented 30% and 17% of total revenues for the years ended December 31, 2001 and 2000, respectively. The revenue decrease was due to continued decline in advertising revenue, and our decision to eliminate virtually all of our
(10)
staff, including sales staff, based on our belief that the expense of maintaining that staff would continue to surpass the revenue we could generate for the foreseeable future.

     Costs and expenses. Total costs and expenses of the business decreased by $8,155,000 or 63% to $4,889,000 for the year ended December 31, 2001 from $13,044,000 for the year ended December 31, 2000. As the declining revenue trend was identified, management significantly reduced costs and expenses in response. These reductions included the reduction of personnel to the point where the Company has one employee, reducing advertising expenses and the reduction of overhead costs and expenses, such as rent. During the year ended December 31, 2001, we incurred certain non-cash charges relating to the Chazen options totaling $185,000 as compared to $444,000 in the year ended December 31, 2000.

     Site Development, Merchandise and Content Expenses.
Site development, merchandise and content expenses decreased by $474,000 or 66% to $248,000 for the year ended December 31, 2001 from $722,000 for the year ended December 31, 2000.
The decrease was primarily due to the downsizing of staff, such that payroll in this area has been eliminated by year-end, the elimination of paying for site content creation and the reduction in merchandise costs consistent with the declining trend in revenue.

     Advertising and Marketing Expenses. Advertising and marketing expenses decreased by $3,744,000 or 79% to $984,000 for the year ended December 31, 2001 from $4,728,000 for the year ended December 31, 2000. The decrease is primarily due to the significant reduction in advertising expenditures to the point that management is not currently planning on any significant spending in advertising and marketing due to the declining trend in revenue.

     Selling Expenses. Selling expenses decreased by $768,000 or 55% to $618,000 for the year ended December 31, 2001 from $1,386,000 for the year ended December 31, 2000. The selling expense decrease was due to the decrease in our sales force as a result of the declining trend in revenue; such that, the sales force has been eliminated by December 31, 2001.

     General and Administrative Expenses. General and administrative expenses decreased by $3,169,000 or 51% to $3,039,000 for the year ended December 31, 2001 from $6,208,000 for the year ended December 31, 2000. Expenses within general and administrative expenses have been sharply reduced by the elimination of staff, the reduction of office space as well as a general focus to reduce, if not eliminate expenses in conjunction with current business trends.
During the year ended December 31, 2001, we incurred certain non-cash charges relating to the Chazen options totaling $185,000 as compared to $444,000 for the year ended December 31, 2000.

     Other Income and Expense. Net interest and dividend income decreased by $859,000 or 33% to $1,711,000 for the year ended December 31, 2001 from $2,570,000 for the year ended December 31, 2000. The decrease primarily reflects that current interest rates are significantly lower this fiscal year as compared to the prior fiscal year. Also, the cash and cash equivalent balances, marketable securities and investments available to us were less than the prior year due primarily to the purchase of treasury stock during 2001 for $2,228,000 as well as the operating losses which we realized in the current fiscal year.

(11)

Liquidity and Capital Resources

     From inception, we have financed substantially all of our operations from private investment and the proceeds from our IPO. A lesser portion has been financed with cash generated from operations.

     As of December 31, 2001, we had cash, cash equivalents, marketable securities and investments on hand of $32,683,000. Of this amount, the cash and cash equivalents portion was $15,947,000 and the marketable securities and investments portion was $16,736,000. As of December 31, 2000, cash, cash equivalents and marketable securities were $35,333,000. The decrease in funds primarily can be attributed to the purchase of treasury stock for $2,228,000 as well as the funding of operating losses generated in 2001. We expect that our current cash position, without taking revenues into account, will be sufficient to meet our cash requirements for at least the next two years.

     Net cash used in operating activities was $316,000 for the year ended December 31, 2001 as compared to net cash used by operating activities of $4,992,000 for the year ended December 31, 2000. The decrease of $4,676,000 in net cash used in operating activities for the year ended December 31, 2001 was primarily due to a decrease in the net loss of $4,597,000.
(see "Results of Operations").

     Net cash used in investing activities was $8,040,000 for the year ended December 31, 2001 as compared to net cash used in investing activities of $2,115,000 for the year ended December 31, 2000. The increase of net cash used in investing activities of $5,925,000 was primarily due to the increase in the net purchases of marketable securities.

     Net cash used in financing activities was $2,209,000 for the year ended December 31, 2001 as compared to net cash provided by financing activities of $495,000 for the year ended December 31, 2000. The increase of $1,714,000 in net cash used by investing activities was primarily due to the purchase of treasury stock of $2,228,000 as compared to the purchase of treasury stock in 2000 of $286,000.


Certain Relationships, Related Party Transactions and Commitments.

     On March 2, 1999, we sold to FM/CCP Investment
Partners, LLC ("FM/CCP") 225,000 shares of our common stock for $1,000,000 ($4.44 per share). In addition, FM/CCP loaned us $1,000,000 evidenced by a promissory note in the principal amount of $1,000,000, bearing interest at 6% per annum and due on the earlier of the closing of the offering or March 2, 2002. In connection with the foregoing promissory note, FM/CCP received a warrant, expiring March 2, 2004, to purchase up to 95,000 shares of common stock at an exercise price of $13.65 per share. With a portion of the proceeds from the IPO, the Company repaid the $1 million promissory note plus accrued interest. Mr. Jerome Chazen ("Mr. Chazen"), one of our directors and a former senior consultant, and certain affiliates of Mr. Chazen are investors in FM/CCP Investment Partners, LLC. Pursuant to certain anti-dilution provisions, we will issue up to an additional 12,500 shares of common stock to FM/CCP upon the exercise of such warrants and certain options granted to Mr.Chazen.

     On March 2, 1999, we entered into a consulting agreement (the "Consulting Agreement") with Jerome M. Chazen. The Consulting Agreement, which expired on May 26, 2001, stipulated that Mr. Chazen shall provide consulting services to us aggregating at least 30 hours per month. Mr. Chazen received an aggregate of $150,000 over the term of the Consulting Agreement plus five-year options to purchase 135,000 shares of common stock at an exercise price of $1.11 per share and options to purchase 107,500 shares of common stock at an exercise price of $3.25 per share. In addition, Mr. Chazen is one of our directors.

     In addition, we have agreed to grant FM/CCP and Mr.Chazen certain demand and "piggyback" registration rights, commencing May 27, 2000 and terminating on March 2, 2004, as to the common stock acquired by them and underlying their warrants and options.
(12)
     On April 22, 1999, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and a mall developer in the U.S., whereby
TRG Net purchased, for $7,417,000, a 9.9% membership interest in our predecessor LLC (the "Series B Interest") and warrants (the "Warrants") to purchase an additional 10% membership interest. Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn was convertible into an aggregate of 824,084 common shares and warrants that can be exercised to purchase 924,898 common shares. The warrants expired unexercised in July 2000.
The Preferred Stock was convertible into 824,084 shares of common stock for one year beginning on May 26, 2000 at an effective conversion price of $9.00 per share and the exercise price of the warrants was $13.00 per share. Such preferred stock was not converted and remains outstanding.
Upon closing of Taubman's investment
(the "Taubman Investment"), we allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, which was allocated to additional paid-in capital and accreted to the book value of the Preferred Stock. The accretion period was one year, which began on May 26, 1999. For the years ended
December 31, 2000 and 1999, respectively, we accreted $1,939,000 and $3,101,000 to the book value of the Preferred Stock. For the year ended December 31, 2001 there was no accretion. Over the one-year accretion period, earnings per share was negatively impacted by the beneficial conversion feature amount of $5,040,000. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined our Board of Directors.

     The Company, in accordance with a month-to-month sublease arrangement, utilized approximately 300 square feet of office space subleased from Richard A. Eisner and Company, LLP, a limited liability partnership and founding member of IFM. The rental space has been significantly reduced as we began the year with 6,700 square feet under the same sub-lease arrangement. The sublease arrangement with Richard A. Eisner and Company, LLP will end on April 30, 2002. Rent expense for the years ended December 31, 2001 and 2000 was approximately $197,000 and $357,000, respectively.

     We entered into a three-year employment agreement with Benjamin Narasin, effective as of May 26, 1999, pursuant to which Mr. Narasin shall serve as our Chief Executive Officer, President and Chairman of the Board and has received an annual base salary of $262,048, $238,225 and $180,000 during fiscal years 2001, 2000 and 1999, respectively. Such base salary will be subject to additional increases and bonuses within the discretion of the Board of Directors, which will take into account, among other things, our performance and the performance, duties and responsibilities of Mr. Narasin.
We also agreed to pay for certain life insurance policies for the benefit of Mr. Narasin's family and to indemnify him and his minor son, Grant Narasin, for tax liabilities arising from our reorganization into a C corporation.

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

     We currently maintain our executive offices in approximately 450 square feet of dedicated space at our CEO's home in Incline Village, NV. Our monthly lease payments are approximately $750 per month on a month-to-month basis.
     In April 2000, we loaned to Benjamin Narasin, our Chief Executive Officer, the amount of $185,000. The note accreted interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, payable in October 2001. On September 7, 2001, the Board of Directors instructed Mr. Narasin to repay the loan by deducting, from his current compensation, one half of the gross amount of his compensation with the
(13)
balance payable in full no later than the termination date of his current employment agreement, May 28, 2002.

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

     In light of our decision to devote minimal resources to maintaining our web site and continuing the operating business, the following risk factors may be overstated and not as relevant if we determine to discontinue the operating business entirely.

     We may not be successful in identifying and evaluating suitable business opportunities or in consummating a business combination.

     We do not have a current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in consummating a business combination. No particular industry or specific business within an industry has been selected for a target company. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. In the event that we complete a business combination, the success of our operations will be dependent upon the management of the target company and numerous other factors beyond our control. There is no assurance that we will be able to negotiate a business combination on terms favorable to us, or at all.

We currently have one full-time employee and are dependent on independent contractors and consultants for the operation of our business.

     Our Chief Executive Officer and President, Benjamin Narasin, is our sole employee and officer. Since Mr. Narasin has limited experience and lacks expertise in financial matters, we use an independent contractor to carry out the functions of a bookkeeper. We rely entirely on outside suppliers, consultants and other third parties for the operation of our web site. The loss of the services of Mr. Narasin would adversely affect the development of our business and our likelihood of continuing operations.

Our principal stockholder can control most matters requiring approval by all of our stockholders.

     Benjamin Narasin, our Chief Executive Officer and President, together with his minor children, beneficially own an aggregate of 3,768,665 shares of our common stock, or 57.4% of our outstanding shares. As a result, Mr. Narasin has the ability to determine the election of our directors, direct our policies and control the outcome of substantially all matters which are subject to the vote of our stockholders, including the approval of significant corporate transactions. Such influence could delay or prevent a change of control.

The trading of our securities on the Nasdaq National Market could be jeopardized if we enter into an unsuccessful business combination.

     If we were to enter into a business combination that proved to be unsuccessful, we could be unable to meet the continued listing requirements of the Nasdaq National Market. The continued trading of our common stock on the Nasdaq National Market is conditioned upon meeting certain asset, capital and surplus, earnings, and stock price requirements. If we fail any of the requirements, our common stock may be delisted from trading on the Nasdaq National Market. The effects of delisting include the limited releases of the market prices of our common stock and limited news coverage of us. Delisting may restrict investors' interest in our securities and materially adversely affect the trading market and prices for such securities and our ability to issue additional securities or to secure additional financing.

We may be subject to regulation under the Investment Company Act if we were to engage in certain activities or business combinations.

     In the event that we engage in a business combination or engage in other activities, which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs.

     In light of our decision to devote minimal resources to maintaining our web site and continuing the operating business, the following risk factors may be overstated and not as relevant if we determine to discontinue the operating business entirely. In a new and rapidly evolving market like the Internet, numerous risks and uncertainties exist. Some of these risks and uncertainties relate to our ability to:

     - develop further brand awareness and loyalty;

     - attract a larger audience to, and increase frequency of use of, the Company's web sites;

     - increase customer acceptance of the online purchase of apparel and related merchandise through our clients' sites;

     - generate revenues through our web sites from consumers, apparel manufacturers and retailers and other commercial vendors;

     - generate revenues from the affiliate model, advertising and sponsorship;

     - anticipate and adapt to the changing market for Internet services;

     - respond to actions taken by our competitors;

     - increase our internal sales and merchandising force;

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



(15)

     We may not be successful in accomplishing any or all of these objectives, and we currently anticipate that our revenues will be minimal for fiscal 2002. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We expect continuing losses from operations, and future profitability remains uncertain.

     Our ability to generate revenue is uncertain and we expect revenues to decrease in fiscal 2002. As of December 31, 2001, our accumulated deficit was $16,618,000. We incurred a loss from operations in fiscal 2001 of $2,202,000 and had a loss from operations in fiscal 2000 of $7,658,000. Although we are in a cost cutting mode, we expect losses from operations and negative cash flows for the foreseeable future. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The current economic environment is not favorable for Internet companies. The market valuations of virtually all of such companies have decreased by at least 50% and a number of such companies have gone out of business. Many of those that have remained in business have scaled back their operations considerably and are finding it increasingly difficult to obtain financing.
In large measure this has been the result of skepticism that the e-commerce or e-advertising business models will ever result in profitable operations. All of these pressures are decreasing our customer base, either by forcing them out of business or imposing pressure on them to preserve cash. In addition, doubt as to the viability of the Internet model has caused other customers, in healthier financial situations, to decrease their Internet activities. This has had and is currently having an adverse effect on our revenues. As a result, we have scaled back our operations and are currently looking to pursue other opportunities that will maximize our residual value to our stockholders.

We are experiencing increased customer losses and derive a substantial percentage of our business from a few customers.

     We have experienced a significant loss of customers recently due to non-renewal of contracts. In the current environment, with access to capital limited, and with a number of questions being asked about the viability of e-tailing and e-advertising, a number of customers are cutting down on expenditures or are insisting on new agreements which are uneconomic for us. In addition to general economic conditions, customers cited the viability of tracking the conversion of advertisements on our sites to sales as a reason for not renewing contracts. The loss of customers is expected to lead to a reduction in revenues. Additionally, as of December 31, 2001, one customer accounted for 92% of accounts receivable and one customer accounted for 25% of total revenues for the year ended December 31, 2001. If this customer is unable to pay our fees in the future, or chooses to stop or significantly decrease doing business with us, this could have an adverse effect on our business, results of operations and financial condition.

Decreased use of the Internet as an advertising medium may have an adverse effect on our results of operations.

     The viability and utility of web based advertising is now being routinely questioned. The Internet advertising market is relatively new and rapidly evolving, and it will be difficult to gauge its effectiveness as compared to traditional advertising media. Most of our current or potential advertising and e-commerce partners have little or no experience using the Internet for advertising purposes, and they have allocated only a limited portion of their advertising budgets to Internet advertising. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information and advertising products and services. Advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Internet. Such customers may find Internet advertising to be less effective than traditional advertising media for promoting their products and services. No standards have been widely accepted to measure the effectiveness of Internet advertising or to measure the demographics of a company's user base.
(16)
If such standards do not develop, advertisers may not advertise on the Internet. Advertisers and e-commerce marketers may choose not to advertise on our web sites or may pay less for advertising on our web sites if they do not perceive our measurements to be reliable, which could have an adverse effect on our business, results of operations and financial condition.

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

     As we expect to be substantially dependent on revenues from fees from affiliate sales for the foreseeable future, quarterly revenues are likely to be particularly affected by traffic levels on our web sites by the acceptance of our model by advertisers and tenants, which is not assured. Our operating expenses are based on expectations of future traffic levels and revenues and are relatively fixed in the short term. If a greater than expected shortfall occurs in revenues in relation to our expenses, then the business, results of operations and financial condition would be materially and adversely affected.
(17)
This could affect the market price of our common stock.

If Internet usage decreases as a result of declines in user confidence in the integrity of the Internet, our business could be adversely affected.

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

     Our market is characterized by rapidly changing technologies, evolving industry standards, frequent new service introductions and changing customer demands. To be successful, we must adapt to a rapidly evolving market by continually enhancing our web site and introducing new services to address our customers' changing demands. We may use new technologies ineffectively or we may fail to adapt our web site, transaction processing systems and network infrastructure to customer requirements, competitive pressures or emerging industry standards. We could incur substantial costs if we need to modify our services or infrastructure in order to adapt to these or other changes affecting providers of Internet services. Our business, results of operations and financial condition could be adversely affected if we incurred significant costs to adapt, or cannot adapt, to these changes. Due to the rapidly changing nature of the Internet business, we may be subject to risks, now and in the future, of which we are not currently aware.

We depend on relationships with third parties, and the loss, or change in terms, of any relationship could adversely affect us.

     Our business could be adversely affected if we do not maintain our existing commercial relationships. We have entered into commercial relationships with various third parties, some of which require us to feature them prominently in certain sections of our web sites. Existing and future arrangements may prevent us from entering into other, advertising or affiliate arrangements or other commercial relationships. Many companies that we may pursue for a commercial relationship may also offer competing services. As a result, these competitors may be reluctant to enter into commercial relationships with us.

     We also depend on establishing and maintaining a number of commercial relationships for the hosting and support of our web sites. Our reliance on these providers could effect the ability to maintain our live web sites if the provider was to fail or experience difficulties which made our sites inaccessible.

Our inability to continually develop our content and service offerings may reduce traffic, clients and revenue.

     Other than adding new clients and/or affiliates, we do not intend to update our websites and this may have an adverse effect on the business, results of operations and the revenue the sites generate.


(18)
     Increased competition could result in less traffic to our web sites, price reductions for our tenant fees and reduced margins or loss of market share, any of which would have an adverse effect on the business, results of operations and financial condition.

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

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of customer services. Such competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, manufacturers, retailers, distribution partners, and advertisers and e-commerce partners. Competitors may develop services that are equal or superior to ours or that achieve greater market acceptance than our web sites. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their services to address the needs of advertisers and e-commerce marketers. As a result, it is possible that new competitors may emerge and rapidly acquire significant market share. We may not be able to compete successfully or competitive pressures may have an adverse effect on our business, results of operations and financial condition.

     We also compete with television, radio, cable and print media for a share of advertisers' total advertising budgets. If advertisers perceive the Internet or the Company's web sites to be a limited or ineffective advertising medium, advertisers may be reluctant to devote a significant portion of their advertising budgets to Internet advertising or to advertise on the Company's web sites.

If the Internet does not grow as a medium for commerce, our business could be adversely affected.

     Our future success and revenue growth will depend upon the adoption of the Internet by consumers and manufacturers and retailers as a mainstream medium for commerce. While we believe that our services offer significant
(19)
advantages to consumers and manufacturers and retailers, we cannot be certain that widespread acceptance of Internet commerce in general, or of our services in particular, will occur. Our success assumes that consumers who have historically relied upon traditional means of commerce to purchase apparel or related products, including touching fabrics and trying on merchandise, will accept new methods of conducting business and exchanging information. Moreover, critical issues concerning remote purchases on the Internet, including clarity of picture, and the commercial use of the Internet, including ease of access, security, reliability, cost, and quality of service, remain unresolved and may impact the growth of Internet use. If the market for Internet-based apparel sales fails to develop, develops more slowly than expected or becomes saturated with competitors, or if our services do not achieve market acceptance, the business, results of operations and financial condition could be adversely affected.

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

     We do not maintain general insurance. Any significant imposition of liability that is not covered by insurance could have a material adverse effect on our business, results of operations and financial condition.
There is also no assurance that we will be able to renew our existing Directors & Officers insurance which could expose the company to direct costs of litigation in the event of any shareholder lawsuits or suits against the Company's board or directors.

If our online security measures fail, our business would be adversely affected.

     Our network is vulnerable to computer viruses, physical or electronic break-ins and similar disruption. We expect that these problems will occur
(20)
from time to time. The inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss. Such security breaches and inadvertent transmissions could have a material adverse effect on our business, results of operations and financial condition.

     In our prior offerings of certain online payment services, we relied on technology licensed from third parties to provide the security and authentication necessary to affect secure transmission of confidential information, such as consumer credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the algorithms that we use to protect our consumers, transaction data or our software vendors and products. Any well-publicized compromise of security could deter use of the Internet in general or use of the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials. Someone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or alleviate problems caused by such breaches. Such expenditures could have a material adverse effect on our business, results of operations and financial condition.

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

     The adoption of new legislation or regulation, which impacts Internet businesses, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business. We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business. Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes and personal privacy is uncertain and may take years to resolve. In addition, as our web site is available over the Internet in many states and foreign countries, and as we sell to numerous consumers residing in such states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country.
We are qualified to do business in only two states, and our failure to qualify as a foreign corporation in a jurisdiction where such qualification is
(21)
required could subject us to taxes and penalties for the failure to qualify.

If the protection of our intellectual property rights is inadequate, our business may be adversely affected.

     Although our ability to compete depends, to some extent, upon copyright law and confidentiality agreements, we believe that the technical and creative skills of our personnel, continued development of our proprietary systems and technology, brand name recognition and reliable web site maintenance are more essential in establishing and strengthening our brand. Despite efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Policing unauthorized use of our proprietary rights is difficult. Other than our registration of certain domain names, we do not have any other protection for the "fashionmall.com" or the "Outletmall.com".
We do not believe that we or anyone else can obtain protection for such names in the United States. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. In addition, litigation may be necessary in the future to enforce or protect our intellectual property rights or to defend against claims or infringement. As part of our confidentiality procedures, we generally enter into agreements with our employees and consultants. We cannot assure that the steps taken by us will prevent misappropriation of technology or that the agreements entered into for that purpose will be enforceable. Misappropriation of our intellectual property or the costs associated with litigation related thereto could have a material adverse effect on our business, results of operations and financial condition. We also have a registered trademark for the Boo.com name and related words and phrases.

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

It may be difficult to acquire us.

     Certain provisions of our Certificate of Incorporation, our Bylaws, Delaware law and Mr. Narasin's ownership of approximately 57.4% of the outstanding common stock, could make it difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders.

We do not anticipate paying dividends.

     We have never paid cash or other dividends on our common stock; however, we are considering the payment of dividends as one of several possible options in the future. Payment of dividends on our common stock is within the discretion of the Board of Directors and will depend upon our earnings,
(22)
our capital requirements and financial condition, and other factors deemed relevant by the Board.

We may be unable to meet our future capital requirements.

     We may need to raise additional funds in the future in order to fund expansion, to develop new or enhanced services, to respond to competitive pressures or to acquire complementary businesses, technologies or services, or to enter into a new business or acquire another business.

     It cannot be assured that any required additional financing will be available on terms favorable to us, or at all, particularly in the current investment environment in which dot-com's, particularly in the business to consumer area, are out of favor. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the holders of our common stock. If additional funds are raised by our issuing debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends. If adequate funds are not available or not available on acceptable terms, we may be unable to fund potential expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive or business pressures, which could have a material adverse effect on our business, results of operations and financial condition.

Item 7.  Financial Statements.

     The Financial Statements and Notes thereto can be found beginning on page F-1, "Index to Financial Statements," following Part III of this Annual Report on Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

       None.


                             PART III


Item 9.  Directors and Executive Officers of the Registrant.

         Our current executive officers and directors are set forth below:

               Name                     Age          Position

Benjamin Narasin....................     36  	  Chief Executive Officer,
                                    		  President, Chief
                                                  Accounting Officer and
                                                  Chairman of the
						  Board of Directors

Richard C. Marcus(1)................     62       Director

Jerome A. Chazen(1).................     75       Director and Senior
						  Consultant

Robert S. Taubman(1)................     48       Director


(1)      Member of the Audit Committee

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Mr. Taubman serves as the director designee of the preferred stockholder. Other than stock options, non-employee directors do not currently receive remuneration for their services as such, but may be reimbursed for expenses incurred in connection therewith, such as the cost of travel to Board meetings. Officers serve at the pleasure of the Board of Directors until
(23)
their successors have been elected and have qualified. The Audit Committee has the authority to recommend annually to the Board of Directors the engagement of our independent certified public accountants and to review the scope and results of the audits, our internal accounting controls, our audit practices and the professional services furnished by the independent auditors.

     Benjamin Narasin has served as our Chairman of the Board, Chief Executive Officer and President and the predecessor since our inception in 1994. Prior to joining us, from 1986 to 1994, Mr. Narasin served as President for Boston Prepatory
Co., an apparel company which he still owns and at which he developed the concept of fashionmall.com. Mr. Narasin has also assumed the role of Chief Accounting Officer.

     Richard C. Marcus has served as consultant to us since February 1997 and has served as a director since March 1999. Since January 1997, Mr. Marcus has served as a Senior Advisor to Peter J. Solomon Company, a New York investment banking firm. Mr. Marcus was principal of InterSolve Group Inc., a management services firm, from its inception in 1991 until January 1997. From January 1989 to
January 1992, Mr. Marcus was a principal of RCM Consulting, a provider of consulting services to the retail industry. From 1979 to 1988, he served as Chairman and Chief Executive Officer of Neiman-Marcus, a department store retailer. Mr. Marcus is currently a director of Zale Corporation, Michaels Stores, Inc and Land's End, Inc.

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

Item 10. Executive Compensation.

     The following tables set forth the annual and long-term compensation for services in all capacities for the three years ended December 31, 2001 paid to Benjamin Narasin, President, Chief Executive Officer, Chief Accounting Officer and Chairman of the Board of Directors.










(24)

                            SUMMARY COMPENSATION TABLE

                               Annual Compensation

							      Securities
							      Underlying
       Name and         Fiscal				      Options/
Principal Position       Year        Salary    Bonus	       SARs (#)

Benjamin Narasin,        2001      $262,048     --	        --
President/CEO, Chief     2000      $238,225     --	        --
Accounting Officer       1999      $180,000   $40,000      100,000
and Chairman of the
Board of Directors

     The following table sets forth information regarding stock option exercises during the year ended December 31, 2001 by Mr.Narasin and the values of his options as of December 31, 2001:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                              			       Number of Securities     Value of unexercised
                              			       Underlying Unexercised   in the money options
                                                       Options at 	        at Fiscal Year End ($)
                                                       Fiscal Year End (#)

                           Shares         Value
                          acquired      Realized
         Name           on exercise        ($)   	Exercisable Unexercisable Exercisable Unexercisable
Benjamin Narasin
President/CEO and
Chairman of the Board
of Directors                 -           $  -       100,000		-          $  -        $  -


Director Compensation

     The directors did not receive monetary compensation for serving on the Board of Directors during the fiscal year ended December 31, 2001.

Employment and Consulting Agreements

          We entered into a three-year employment agreement with Benjamin Narasin, effective as of May 26, 1999, pursuant to which Mr. Narasin shall serve as our Chief
Executive Officer, President and Chairman of the Board and has received an annual base salary of $180,000, $238,225 and $262,048 during fiscal years 1999, 2000 and 2001, respectively. Such base salary will be subject to additional increases and bonuses within the discretion of the Board of Directors, which will take into account, among other things, our performance and the performance, duties and responsibilities of Mr. Narasin. We also agreed to pay for certain life insurance policies for the benefit of Mr. Narasin's family and to indemnify him and his minor son, Grant Narasin, for tax liabilities arising from our reorganization into a C corporation.

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

     In April 2000, the company loaned to its CEO the amount
(25)
of $185,000. The note accrues interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, payable in October 2001. On September 7, 2001, the Board of Directors has instructed the CEO to repay the loan by deducting, from his current compensation, one half of the gross amount of his compensation with the balance payable in full no later than the termination date of his current employment agreement, May 28, 2002.

     On March 2, 1999, we entered into a consulting agreement(the "Consulting Agreement") with Jerome Chazen, the sole owner of FM/CCP, Inc., which is the manager of FM/CCP Investment Partners, LLC. The Consulting Agreement, which expired on May 26, 2001, stipulated that Mr. Chazen provided consulting services to us aggregating at least 30 hours per month. In addition, Mr. Chazen agreed to become a director. Mr. Chazen received an aggregate of $150,000 over the term of the Consulting Agreement plus five-year options to purchase 135,000 shares of common stock at an exercise price of $1.11 per share and options to purchase 107,500 shares of common stock at an exercise price of $3.25 per share.

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

     The exercise price per share of common stock subject to
an incentive stock option may not be less than the fair market value per share of common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option may be established by the Administrator. If the aggregate fair market value, as determined as of the date the option is granted, of common stock for which any person may be granted incentive stock options which first become exercisable in any calendar year exceeds $100,000, such stock option shall be treated, to the extent of such excess, as an option which does not qualify as an incentive stock option. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, 10% or more of the total combined voting power of all classes of stock of the company (a "10% Shareholder") shall be eligible
(26)
to receive any incentive stock options under the 1999 Plan unless the exercise price is at least 110% of the fair market value of the shares of common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to such limitation.

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

     Each director holds office until our annual meeting of stockholders and until his successor is duly elected and qualified. Officers are elected by the Board of Directors and hold office at the discretion of the Board of Directors. There are no family relationships between any of our directors or executive officers. See footnote No. 9 to the consolidated financial statements for a breakout of the stock option activity for the year ended December 31, 2001.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and our other equity securities.
Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equities are required by the regulations of the Commission to furnish us with copies of such reports. Based on our review of such reports furnished to us during the fiscal year ended
December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent of a registered class of equity securities.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information known to the
Company, as of December 31, 2001, regarding the beneficial ownership of the Company's voting securities by (i) each person who is known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and each of the executive
(27)
officers named in the compensation table under Item 10, "Executive Compensation", and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders listed in the table below has sole voting and dispositive power with respect to shares beneficially owned by such stockholder.




                                             Amount and nature          Percentage of
                                             of beneficial              outstanding
Name of beneficial owner (1)                 ownership                  owned

Benjamin Narasin (2).................       3,768,665 shares               57.4%
Robert S. Taubman (3) ..............           12,700 shares                *
Jerome Chazen (4)...................          298,750 shares                4.4%
Richard Marcus (5)..................           20,000 shares                *
Executive Officers and Directors (6)
  as a group (four persons) ........        4,100,115 shares               59.9%

__________________
* Less than 1%

(1) Except as otherwise indicated, the address for the referenced stockholders is c/o fashionmall.com, Inc., 774
Mays Blvd Bldg 10 Unit 259, Incline Village, NV 89451.

(2) Includes 427,500 shares owned by Grant Narasin, the minor son of Mr. Narasin, 427,500 shares owned by Electa Narasin, the minor daughter of Mr. Narasin, and 100,000
shares of common stock underlying options.   Mr. Narasin has
voting power over Grant and Electa Narasin's shares until April 9, 2018 and September 9, 2020, respectively.

(3) Includes 10,000 shares of common stock underlying options, and 2,700 shares of common stock owned by Mr. Taubman's wife. The address of Robert S. Taubman is 200 East Long Lake Road, Suite 300, Bloomfield Hills, Michigan 48303-0200. Does not include 824,084 shares of preferred stock owned by an affiliate of the Taubman Realty Group Limited Partnership.

(4) Includes 56,250 shares of common stock beneficially owned by trusts of which Mr. Chazen is the trustee and 242,500 shares underlying options held by Mr. Chazen. The address of Jerome Chazen is 767 Fifth Avenue, New York, New York 10153.

(5) Includes 20,000 shares of common stock underlying options.

(6)  See footnotes (2), (3), (4), and (5) above.

Item 12. Certain Relationships and Related Party
Transactions.

     On March 2, 1999, we sold to FM/CCP Investment
Partners, LLC ("FM/CCP") 225,000 shares of our common stock
for $1,000,000 ($4.44 per share). In addition, FM/CCP loaned us $1,000,000 evidenced by a promissory note in the
principal amount of $1,000,000, bearing interest at 6% per
annum and due on the earlier of the closing of the offering or
March 2, 2002. In connection with the foregoing promissory note, FM/CCP received a warrant, expiring March 2, 2004, to purchase up to 95,000 shares of common stock at an exercise
price of $13.65 per share. With a portion of the proceeds from the IPO, the Company repaid the $1 million promissory note plus
(28)
accrued interest. Mr. Jerome Chazen ("Mr. Chazen"), one of our directors and a former senior consultant, and certain affiliates of Mr. Chazen are investors in FM/CCP Investment Partners, LLC. Pursuant to certain anti-dilution provisions, we will issue up to an additional 12,500 shares of common stock to FM/CCP upon the exercise of such warrants and certain options granted to Mr.
Chazen.

     On March 2, 1999, we entered into a consulting agreement (the "Consulting Agreement") with Jerome M. Chazen.
The Consulting Agreement, which expired on May 26, 2001, stipulated that Mr. Chazen shall provide consulting services to us aggregating at least 30 hours per month. Mr. Chazen received an aggregate of $150,000 over the term of the Consulting Agreement plus five-year options to purchase 135,000 shares of common stock at an exercise price of $1.11 per share and options to purchase 107,500 shares of common stock at an exercise price of $3.25 per share. In addition, Mr. Chazen is one of our directors.

     In addition, we have agreed to grant FM/CCP and Mr. Chazen certain demand and "piggyback" registration rights, commencing May 27, 2000 and terminating on March 2, 2004, as to the common stock acquired by them and underlying their warrants and options.

     On April 22, 1999, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and one of the leading mall developers in the U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in the Company (the "Series B Interest") and warrants
(the "Warrants") to purchase an additional 10% membership interest.
Upon closing of the IPO, the Series B Interest was contributed for 824,084 shares of convertible preferred stock (the "Preferred Stock"), which in turn are convertible into an aggregate of 824,084 common shares and the Warrants can be exercised to purchase 924,898 common shares. The warrants expired unexercised in July 2000. The Preferred Stock was convertible for one year beginning on the first anniversary of the closing of the IPO by the Company and, based on the $13.00 per share initial public offering price, the effective conversion price of the Preferred Stock was $9.00 per share and the exercise price of the Warrants was $13.00 per share. Such preferred stock was not converted and remains outstanding. Upon closing of Taubman's investment (the "Taubman Investment"), we allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants. The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, which was allocated to additional paid-in capital and accreted to the book value of the Preferred Stock. The accretion period was one year, which began on May 26, 1999. For the years ended
December 31, 2000 and 1999, respectively, we accreted $1,939,000 and $3,101,000 to the book value of the Preferred Stock. For the year ended
December 31, 2001 there was no accretion. Over the one-year accretion period, earnings per share was negatively impacted by the beneficial conversion feature amount of $5,040,000. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined the Company's Board of Directors.

     The Company, in accordance with a month-to-month sublease arrangement, utilized approximately 300 square feet of office space subleased from Richard A. Eisner and Company, LLP, a limited liability partnership and founding member of IFM. The rental space has been significantly reduced as we began the year with 6,700 square feet under the same sub-lease arrangement. The sublease arrangement with Richard A. Eisner and Company, LLP will end on April 30, 2002. Rent expense for the years ended December 31, 2001 and 2000 was approximately $197,000 and $357,000, respectively.

     We currently maintain our executive offices in approximately 450 square feet of dedicated space at our CEO's home in Incline Village, NV. Our monthly lease payments are approximately $750 per month on a month-to-month basis.

     In April 2000, we loaned to Benjamin Narasin, our Chief Executive Officer,
(29)
the amount of $185,000. The note accreted interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, payable in October 2001. On September 7, 2001, the Board of Directors instructed
Mr. Narasin to repay the loan by deducting, from his current compensation, one half of the gross amount of his compensation with the balance payable in full no later than the termination date of his current employment agreement, May 28, 2002.


Item 13.   Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.             Description

3.1  Certificate of Incorporation of the Company (1)
3.2  By-Laws of the Company (1)
3.3 Certificate of Designations, Preferences, and Rights of Series A Preferred Stock (2)
4.1  Form of Representative's Warrant (2)
4.2  Form of Stock Certificate (2)
4.3  Warrant executed in connection with the FM/CCP Financing (1)
10.1 Employment Agreement effective as of May 26, 1999, by and between the Company and Benjamin Narasin (2)
10.2 Consulting Agreement dated March 2, 1999, by and between the Company and Jerome Chazen (1)
10.3 Subscription Agreement dated March 2, 1999, by and between FM/CCP Investment Partners, LLC and the Company (1)
10.4 Subscription Agreement dated March 2, 1999, by and between Jerome
     Chazen and the Company (1)
10.5 1999 Stock Option Plan (3)
10.6 Unit Purchase Agreement, dated April 22, 1999, among Internet Fashionmall LLC, fashionmall.com, Inc. and TRG Net Investors LLC (1)
21.1 Subsidiaries of the registrant
23.1 Consent of BDO Seidman, LLP

  (1)  Incorporated by reference from the Company's
       Registration Statement on Form SB-2, filed March 9, 1999.
  (2)  Incorporated by reference from the Company's Amendment
       No. 1 to the Form SB-2, filed April 23, 1999.
  (3)  Incorporated by reference from the Company's
       Registration Statement on Form S-8, filed November 1, 1999.

(b) Current reports on Form 8-K

           None.





















(30)



         Index to Consolidated Financial Statements


                                                                   Page

Report of Independent Certified Public Accountants............     F-2
Consolidated Balance Sheet as of December 31,2001.............     F-3
Consolidated Statements of Operations for the years ended
December 31, 2001 and 2000.....................................    F-4
Consolidated Statements of Comprehensive Loss for the years
ended December 31, 2001 and 2000...............................    F-5
Consolidated Statements of Stockholders' Equity for the
years ended December 31, 2001 and 2000.........................    F-6
Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2000.....................................    F-7
Notes to Consolidated Financial Statements.....................    F-8



















































(31)

Report of Independent Certified Public Accountants

The Stockholders and Board of Directors
fashionmall.com, Inc.

     We have audited the accompanying consolidated balance sheet of fashionmall.com, Inc. as of December 31, 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of fashionmall.com, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United
States.


                               /s/  BDO Seidman,LLP

                                    BDO Seidman, LLP
New York, New York
March 28, 2002



























(32)

                fashionmall.com, Inc.
              Consolidated Balance Sheet
                December 31, 2001

                Assets

CURRENT ASSETS
Cash and cash equivalents                            $  15,947,000
Marketable securities                                   12,092,000
Accounts receivable, net of allowance of $140,000          303,000
Loan to officer                                            190,000
Prepaid expenses and other current assets                  376,000

         Total Current Assets                           28,908,000

INVESTMENTS                                              4,644,000
PROPERTY AND EQUIPMENT,
  net of accumulated depreciation of $70,000                25,000
OTHER ASSETS,
  net of accumulated amortization of $550,000              160,000

          Total Assets                               $  33,737,000

       Liabilities and Stockholders' Equity

CURRENT LIABILITIES
Accounts payable                                     $     340,000
Accrued expenses                                           390,000
Customer deposits                                           68,000

           Total Liabilities                               798,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $.01 par value; 3,000,000 shares
    authorized; 824,084 shares issued and outstanding	        8,000
Common Stock - $.01 par value; 35,000,000 shares
    authorized; 7,500,000 shares issued and outstanding     75,000
Treasury Stock, at cost, 1,033,203 shares               (2,514,000)
Additional paid-in capital                              51,964,000
Unrealized gain on marketable securities and investments,
    available for sale                                      26,000
Accumulated deficit                                    (16,620,000)

Total stockholders' equity                              32,939,000

Total liabilities and stockholders' equity           $  33,737,000

The accompanying notes are an integral part of these consolidated financial statements.














(33)

                fashionmall.com, Inc.
       Consolidated Statements of Operations

                                 		      For the
                               			     Years Ended
                               			     December 31,
                               			    2001        2000

SITE REVENUES                                 $ 2,687,000  $ 5,386,000


COSTS AND EXPENSES:
    Site development, merchandise and content     248,000      722,000
    Advertising and marketing                     984,000    4,728,000
    Selling expense                               618,000    1,386,000
    General and administrative expense          3,039,000    6,208,000

Total costs and expenses                        4,889,000   13,044,000

Loss from operations                           (2,202,000)  (7,658,000)


Interest and dividend income                    1,711,000    2,570,000

Net loss                                       $ (491,000) $(5,088,000)




Basic and diluted loss per share  		 $   (0.07)  $   (0.68)

Basic and diluted weighted-average shares       6,977,000    7,490,000

The accompanying notes are an integral part of these consolidated financial statements.































(34)




                  fashionmall.com, Inc.
       Consolidated Statements of Comprehensive Loss


                  		      For the Years Ended
				         December 31,

			         ---------------------------
                                   2001          2000
				 -----------   ----------
Net loss                         $(491,000)   $(5,088,000)

Unrealized loss on marketable
securities and investments
available-for-sale, net of tax     (10,000)       (10,000)
                                 -----------   ----------

Comprehensive loss               $(501,000)   $(5,098,000)
				 ===========  ============



The accompanying notes are an integral part of these consolidated financial statement.








































(35)


                             fashionmall.com, Inc.
              Consolidated Statements of Stockholders' Equity

				      Convertible
                                      Preferred Stock          Common Stock                                 Treasury Stock
                                      ---------------          ------------                                 --------------

					                         	              Additional
	          	             Par                       Par                      Paid-in
			             Shares        Value       Shares        Value      Capital        Shares       Amount
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000           824,084       $8,000     7,500,000      $75,000    $49,396,000         --           --

Purchase of treasury stock            --             --          --            --          --            (165,600)  $ (286,000)

Non-cash compensation expense         --             --          --            --           444,000         --           --

Accretion of preferred stock
   beneficial conversion feature      --             --          --            --         1,939,000         --           --

Unrealized loss on
  marketable securities
  and investments
  available for sale	                --             --          --            --          --               --           --

Net loss                              --             --          --            --          --               --           --
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000         824,084       $8,000     7,500,000      $75,000    $51,779,000      (165,600)   $ (286,000)

================================================================================================================================


Purchase of treasury stock            --             --          --            --          --            (867,603)  $(2,228,000)

Non-cash compensation expense         --             --          --            --           185,000          --          --

Unrealized loss on
  marketable securities
  and investments
  available for sale                  --             --          --            --          --                --          --

Net loss                              --             --          --            --          --                --          --
--------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001         824,084       $8,000     7,500,000      $75,000     $51,964,000    (1,033,203) $(2,514,000)

================================================================================================================================
							   Total
				Comprehensive   Accumulated   Stockholders'
				  Income          Deficit 	 Equity
			        ----------------------------------------------------
Balance at January 1, 2000         $46,000       $(9,102,000)    $40,423,000

Purchase of treasury stock            --              --            (286,000)

Non-cash compensation expense         --              --             444,000

Accretion of preferred stock
   beneficial conversion feature      --          (1,939,000)          --

Unrealized loss on
  marketable securities
  and investments
  available for sale               (10,000)           --             (10,000)

Net loss                              --          (5,088,000)     (5,088,000)
			       ----------------------------------------------------
Balance at December 31, 2000       $36,000      $(16,129,000)    $35,483,000

			       ====================================================
Purchase of treasury stock            --              --          (2,228,000)

Non-cash compensation expense         --              --             185,000

Unrealized loss on
  marketable securities
  and investments
  available for sale               (10,000)           --             (10,000)

Net loss                             --            (491,000)        (491,000)
			        ----------------------------------------------------
Balance at December 31, 2001      $ 26,000     $(16,620,000)     $32,939,000

                   		====================================================

The accompanying notes are an integral part of these consolidated financial statements.













(36)





		                fashionmall.com, Inc.
	              Consolidated Statements of Cash Flows

								       Year Ended
								      December 31,
						            ---------------------------
		 					       2001		 2000
		 				            -----------     -----------
Operating Activities
Net loss				     	         $    (491,000)  $   (5,088,000)
Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization		               468,000          394,000
        Write-down of software and fixed assets                357,000             -
        Non-cash compensation expense		               185,000          444,000
        Bad debt expense			               150,000          489,000
Changes in operating assets and liabilities:
    Accounts receivable			                       745,000         (890,000)
    Inventories			                                  -             191,000
    Prepaid expenses and other current assets	               121,000          (63,000)
    Accounts payable			                      (976,000)      (1,469,000)
    Accrued expenses			                      (800,000)         896,000
    Customer deposits			                       (75,000)         129,000
    Deferred Revenue		 	                          -             (25,000)

Net cash used in operating activities		               (316,000)      (4,992,000)

Investing Activities
Purchases of marketable securities and investments,net       (7,925,000)      (1,379,000)
Purchases of property and equipment, net	                (45,000)         (34,000)
Software development costs			                  -              (82,000)
Purchases of other assets                                       (70,000)        (620,000)

Net cash used in investing activities		             (8,040,000)      (2,115,000)

Financing Activities
Purchase of treasury stock			             (2,228,000)        (286,000)
Loan to officer                                                  19,000         (209,000)

Net cash used in financing activities		             (2,209,000)        (495,000)

Decrease in cash and cash equivalents		            (10,565,000)      (7,602,000)

Cash and cash equivalents - beginning of period              26,512,000       34,114,000

Cash and cash equivalents - end of period	          $  15,947,000   $   26,512,000

The accompanying notes are an integral part of these consolidated financial statements.



















(37)

                            	     fashionmall.com, Inc.
                          Notes to Consolidated Financial Statements
                          	 December 31, 2001 and 2000

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

     Activities from the date of inception to December 31, 2001 have been to develop the Company's brands through a marketing strategy that includes the exchange of the Company's services for advertising space in various magazines, journals and web sites or consulting services.

     Historically, the Company engaged in the business of marketing, promoting, advertising and selling fashion apparel and related accessories or products to the public on the Internet, via the Company's web sites. The Company combines an online shopping mall with fashion content to provide a centralized site for manufacturers, retailers, magazines and catalogs to advertise, display and sell their product lines.

     While clients historically paid a fixed or variable fee for site placements tied to the location and or amount of traffic they are exposed to, we have shifted our Internet properties to a primarily affiliate based operating model whereby we receive commissions for sales made to visitors from our sites. The affiliate operating model allows our existing Internet properties to continue to generate some, though minimal, revenue from tenants while at the same protecting some of the value in the sites themselves, their traffic and their database of customers.

     We have more cash than is needed to fund our current operations and we are exploring how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity and/or new operating or investment opportunities for our shareholders at some time in the future. We are exploring other opportunities for our corporation, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of some or all of our assets.

     Notwithstanding the foregoing, future profitability remains uncertain. If our new affiliate operating model proves to be unsustainable, or the value of our assets proves to be difficult to monetize, we may choose to entirely discontinue the current operating business.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and subsidiaries. All significant intercompany balances and transactions have been eliminated.

(38)

Revenue Recognition

     The Company's primary source of revenue is from tenant fees and affiliate relationships. Manufacturers, retailers, magazines and others pay fees to the Company to lease space on the Company's web sites. Revenues are recognized as services are rendered. The Company recognizes revenue earned from tenant fees in accordance with its customer contracts, which specify either a fixed fee or a fee based on performance.

The Company recognizes revenue from affiliate relationships when the payment is received from the affilate network or the affiliate. The payment is a commission based on revenues, net of returns, generated by the Company's visitors to the affiliates' websites.

Barter Arrangements

     In January 2000, the Emerging Issues Task Force ("EITF") of the Financial Standards Accounting Board (FASB) reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions. The EITF agreed that advertising barter transactions entered into after
January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue from similar advertising sold in a cash transaction that occurred in the preceding six months with comparable terms, such as length
of program, cost and type of advertisement.   A cash transaction may be used
only once as the basis for providing fair value evidence for a barter transaction. As a result, revenue from barter is effectively limited to no more than 50% of total revenue per year.

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

     Barter revenue and the related advertising expense is recognized in accordance with the established advertising rate card, of the advertiser customer, which represents the rates charged to cash buyers based on their level of advertising. Barter revenue is recognized over the term of the customer contract, commencing upon the placement of the customer's advertisement on the Company's web sites. Generally, barter revenues equal barter expenses; however, due to timing, barter accounts receivable and barter accounts payable may result. Barter expenses are included in advertising and marketing expenses in the accompanying statements of operations for the years ended December 31, 2001 and 2000. The Company had revenue from barter transactions of $799,000 and $893,000 for the years ended December 31, 2001 and 2000, respectively.

Cash and Cash Equivalents

     Cash and cash equivalents of $15,947,000 consist of money market funds or other highly-liquid investments with original maturities of three months or less.

Marketable Securities and Investments

     The Company accounts for marketable securities and investments in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity
Securities."

     Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Management has determined that all of the Company's marketable securities are available-for-sale. Available-for-sale securities
(39)
are stated at fair value with the unrealized gains and losses, net of tax effect, reported as a separate component of stockholders' equity.


Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization on a straight-line basis over estimated useful lives of three to five years. Depreciation expense for the years ended December 31, 2001 and 2000, was $86,000 and $104,000, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

Capitalized Software Costs

     In accordance with Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and
EITF Issue No. 00-2 Website Development Costs, the Company capitalizes costs incurred in the application development stage of new projects created for its web site. The capitalized costs include third party costs as well as payroll and payroll-related costs for the employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. Capitalized software costs are amortized on a straight-line basis over an estimated useful life of three years. Capitalized software costs for the years ended
December 31, 2001 and 2000, are approximately $0 and $34,000, respectively. Amortization expense for the years ended December 31, 2001 and 2000 was $0 and $122,000, respectively, and is included in general and administrative expenses in the accompanying statements of operations.

Long-Lived Assets

     The Company accounts for long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Long-Lived Assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. For the year ended December 31, 2001, the Company has identified an impairment of property and equipment, capitalized software and other assets of $357,000.

Income Taxes

     Under the asset and liability method of SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the difference between the financial statement carrying amounts and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.

Advertising Expense

     A significant source of advertising expense is generated from the Company's barter activities. The expense is recognized based on the fair value of the services received as determined by each magazine's or journal's printed advertising rate card with pricing provided to cash buyers based on frequency of advertisement placement or by a web site provider's "cost per thousand impressions" and the number of impressions delivered. In accordance with Statement of
Position No. 93-7, "Reporting On Advertising Costs", the Company expenses
(40)
its advertising costs as incurred. Advertising expense for the years ended December 31, 2001 and 2000 was $984,000 and $4,728,000, respectively.

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

Stock-Based Compensation

     The Company accounts for stock-based compensation under the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and discloses the effect of the difference which would result had the Company applied the fair value based method of accounting on a pro forma basis, as required by SFAS No. 123, "Accounting for Stock-Based Compensation".

Comprehensive Loss

     Comprehensive loss is the total of net loss and all other non-owner changes in equity (or other comprehensive income) such as unrealized gains/losses on securities classified as available-for-sale, foreign currency translation adjustments and minimum pension liability adjustments.

Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments. Marketable securities and investments are stated at fair value.

Business Concentrations and Credit Risks

     All of the Company's cash and cash equivalents, marketable securities and investments as of December 31, 2001 are on deposit with one major financial institution. Deposits at any point in time may exceed the federally insured limits. The Company performs periodic evaluations of the relative credit standing of this institution.

     As of December 31, 2001, one customer accounted for 92% of net trade receivables and 25% of total revenues for the year then ended.

Net Loss per Share

     The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during each period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents, composed of common shares issuable upon the exercise of stock options and warrants, are included in the net loss per share to the extent such shares are dilutive.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") finalized SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".
SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of pooling-of-interests method of accounting for business
(41)
combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually.
In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangibles assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test within six months after the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

     The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying value of goodwill is $160,000. Amortization expense for the year ended
December 31, 2001 was $382,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS No. 141 and SFAS No. 142 will impact its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial condition or results of operations.

3. Marketable Securities and Investments

     Marketable securities and investments, available for sale at December 31, 2001 were as follows:

   Market
                                               Cost                Value

Corporate bonds (maturity less than
1 year but greater than 3 months)      	$  7,755,000        $  7,798,000
Corporate bonds (maturity greater than
   1 year)                                 4,747,000           4,644,000
Government bonds (maturity less
than 1 year but greater than 3 months)     2,508,000           2,590,000
Certificate of deposits (maturity less
than 1 year but greater than 3 months)     1,700,000           1,704,000
  					  ----------        ------------
Total marketable securities              $16,710,000        $ 16,736,000
                                          ===========        ============

4. Stockholders' Equity

     Effective February 26, 1999, the Company received a $1 million equity
(42)
investment from FM/CCP Investment Partners, LLC, ("FM/CCP"), a third party, and issued a $1 million promissory note ("FM/CCP Note") and warrants ("FM/CCP Warrants") in exchange for an additional $1 million
(the "FM/CCP Private Placement").  The FM/CCP Warrants, which expire
March 2, 2004, became exercisable upon the closing date of the Company's IPO to purchase up to 95,000 shares of common stock at an exercise price of $13.65 per share.
In connection with the FM/CCP Warrants, the Company recognized non-cash consulting expense of $106,000 for the year ended December 31, 1999.
With a portion of the proceeds from the IPO, the Company repaid the $1 million plus accrued interest due under FM/CCP Note.



     A principal of FM/CCP, Jerome Chazen (Chazen) agreed to provide consulting services to the Company for the period ending on the earlier of the three year anniversary date of the equity investment or on the two year anniversary date of the closing of the Company's IPO. The Company was obligated to and paid Chazen an aggregate of $150,000, after the termination of the agreement in May 2001. Pursuant to this agreement, the Company recognized consulting expense of $37,500 and $94,000 for the years ended December 31, 2001 and 2000, respectively.

     Additionally, Chazen received options to purchase up to 5% ownership interest in the Company in consideration for his consulting services.
These options vest over three years and expire on the fifth anniversary of the grant date. The vesting period accelerated upon the closing of the Company's IPO, such that 50% became exercisable upon consummation of the IPO, an additional 16% became exercisable on March 1, 2000, and the balance became exercisable in equal monthly installments over the one year period commencing March 2, 2000. Chazen received 135,000 options at an exercise price of $1.11 per share and 107,500 options at an exercise price of $3.25 per share. All grants of options to individuals other than those considered employees must be accounted for under SFAS No. 123. Under SFAS No. 123, the fair value of these options as of the date of grant, using the Black Scholes pricing model, was $1,987,000. The fair value was recognized as consulting expense over the term of the consulting agreement. The future exercise of 135,000 of these options and the FM/CCP Warrants referred to above will not dilute the original 5% ownership interest purchased by FM/CCP and Chazen.
As a result, if these options and warrants are exercised in full, FM/CCP and Chazen will receive an additional 5,000 and 7,500 shares of common stock, respectively. The Company recognized $185,000 and $444,000 of non-cash consulting expense in connection with these options for the years ended December 31, 2001 and 2000, respectively. In connection with this transaction, Chazen joined the Company's Board of Directors.

The Company paid to its placement agent $85,000, and issued a warrant to purchase 22,500 shares of Common Stock at an exercise price of $4.44 per share and a warrant to purchase 9,500 shares of Common Stock at an exercise price of $13.65 per share, as a finder's fee in connection with the consummation of the FM/CCP Private Placement. The warrants are exercisable for five years from the date of grant. The fair value of the warrants as of the date of grant was $74,000, calculated using the Black-Scholes pricing model. One-half of the cash payment and one-half of the fair value of the warrants was offset against the proceeds of the $1 million equity investment as offering costs. The remaining amount was recognized as interest expense upon the repayment of the FM/CCP Note.

     On April 22, 1999, the Company entered into an agreement with TRG Net Investors LLC ("TRG Net"), an affiliate of Taubman Centers, Inc., a real estate investment trust and one of the leading mall developers in the
U.S., whereby TRG Net purchased, for $7,417,000, a 9.9% membership interest in the Company (the "Series B Interest") and warrants
(the "Warrants") to purchase an additional 10% membership interest.
Upon closing of the IPO, the Series B Interest was
contributed for 824,084 shares of convertible preferred stock (the "Preferred
(43)
Stock"), which was convertible into an aggregate of 824,084 common shares and the Warrants could have been exercised to purchase 924,898 common shares. The Warrants expired unexercised in July 2000. The Preferred Stock was convertible for one year beginning on the first anniversary of the closing of the IPO by the Company and, based on the $13.00 per share initial public offering price, the effective conversion price of the Preferred Stock was $9.00 per share and the exercise price of the Warrants was $13.00 per share. Such preferred stock was not converted and the preferred stock remains outstanding. Upon closing of Taubman's investment, the Company allocated $2,377,000 of the $7,417,000 to represent the fair value of the Warrants.
The remaining portion of the net proceeds of $5,040,000 represents the beneficial conversion feature of the Preferred Stock, which was allocated to additional paid-in capital upon the closing of the IPO and was accreted to the book value of the Preferred Stock. The accretion period was one year, beginning on the date of closing of the IPO. For the years ended
December 31, 2000 and 1999, the Company accreted $1,939,000 and $3,101,000, respectively, to the book value of
the Preferred Stock. In connection with this transaction, Robert S. Taubman, the Chief Executive Officer and the President of Taubman Centers, Inc., joined the Company's Board of Directors.

5. Income Taxes

     The net deferred tax asset at December 31, 2001 and 2000 consists of the following:

                                  F-14


                                              2001                2000
                                          -----------          ---------
Net operating loss carryforwards          $ 2,844,000        $ 2,303,000
Deferred compensation                          76,000            204,000
Other                                           --                 8,000
                                           -----------          ---------
Total deferred tax asset                    2,920,000          2,515,000
Less: valuation allowance                  (2,920,000)        (2,515,000)
                                           -----------          ---------
Deferred tax asset, net                   $     --             $    --
                                           ===========          =========

The Company has a net operating loss carry forward of approximately $7,500,000 for income tax purposes expiring through 2021. The net deferred tax asset has been fully offset by a valuation allowance due to uncertainties regarding realization of benefits from these future tax deductions. As a result of the change of control provisions of Internal Revenue Code
Section 382, a significant portion of these net operating loss carryforwards may be subject to limitation on future utilization.




















(44)

6. Net Loss per Share

     A reconciliation between the numerator and denominator of basic and diluted net loss per share is as follows:

                                                      For the Years Ended December 31,
                                                      -------------------------------
                                                           2001           2000
							-----------    -----------
Numerator:
Net loss                                                $ (491,000)    $(5,088,000)

Accretion of beneficial conversion feature of
     convertible preferred stock                              --        (1,939,000)
                                                        -----------    -----------

Net loss available to common shareholders               $ (491,000)    $(7,027,000)
                                                        ===========   ============
Basic and diluted loss per share                        $  (.07)       $  (.94)
						        ===========    ===========

Basic and diluted weighted average shares                6,977,000       7,490,000
							===========    ===========

    The effect of the exercise of certain warrants and options issued in previous years are not included as their effect on diluted earnings per share would be anti-dilutive. The number of warrants and options is 547,500 and 695,500, respectively for the years ended December 31, 2001 and 2000.

7. Related Party Transactions

     The Company, in accordance with a month-to-month sublease arrangement, utilized approximately 300 square feet of office space subleased from Richard A. Eisner and Company, LLP, a limited liability partnership and founding member of IFM. The rental space has been significantly reduced as we began the year with 6,700 square feet under the same sub-lease arrangement. The sublease arrangement with Richard A. Eisner and Company, LLP will end on April 30, 2002. Rent expense for the years ended
December 31, 2001 and 2000 was approximately $197,000 and $357,000, respectively.

     We currently maintain our executive offices in approximately
450 square feet of dedicated space at our CEO's home in Incline Village, NV. Our monthly lease payments are approximately $750 per month on a month-to-month basis.

     In April 2000, the Company loaned to its CEO the amount of $185,000. The note accrues interest monthly at the rate of prime plus 1% per annum and the entire
                            F-15

balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, payable in October 2001.
On September 7, 2001, the
Board of Directors has instructed the CEO to repay the loan by deducting, from his current compensation, one half of the gross amount of his compensation with the balance payable in full no later than the termination date of his current employment agreement, May 28, 2002. On
December 31, 2001, the balance of the loan to officer was $190,000, inclusive of accrued interest.

8. Stock Option Plan

     The Company adopted the 1999 Stock Option Plan (the "1999 Plan") in May
(45)
1999. The 1999 Plan provides for the grant of options to purchase up to, but not in excess of, 1,125,000 shares of common stock to the Company's officers, directors, agents, consultants and independent contractors. Options may be either "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code, or non-qualified options. Incentive stock options may be granted only to the Company's employees while non-qualified options may be granted to non-employee directors and consultants

     The 1999 Plan is administered by a committee selected by the Board of Directors or by the Board of Directors (the "Administrator"), which determines, among other things, those individuals who receive options, the time period during which the options may be exercised, the number of shares of common stock issuable upon the exercise of each option and the option exercise price.

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

                                   F-16


Stock option activity, excluding grants to non-employees (See Note 4), for the years ended December 31, 2001 and 2000 is as follows:



(46)

                                                            Weighted Average
                                                           Exercise Price Per
Activity                                        Options           Share
--------                                        -------          ------
Options outstanding at 1/1/00                   251,750          $ 7.74
Options granted in 2000                         166,500          $ 3.90
Options cancelled in 2000                       (60,250)         $ 4.31
					        -------          ------
Options outstanding at 12/31/00                 358,000          $ 7.26

Options cancelled in 2001                      (148,000)         $ 7.18
					        -------          ------
Options outstanding at 12/31/01                 221,000          $ 7.43
					        =======          ======
Options exercisable at 12/31/01                 135,000          $ 6.56
                                                =======          ======
Weighted average fair value of options
granted in 2000						         $ 2.88
							         ======

     The following table summarizes information about shares under option at December 31, 2001:

                             Stock Options Outstanding                       Options Exercisable
                             -------------------------                       -------------------
                               Weighted average
 Range of                        remaining           Weighted                          Weighted average
 exercise        Number of      contractual           average           Number of          exercise
  prices          options          life            exercise price     stock options          price
  ------          -------          ----            --------------     -------------          -----
$2.00-$4.99        30,000           8.8                 $2.03              30,000             $2.03

$5.00-$13.00      180,000           7.4                 $8.33             105,000             $7.86


     The table below sets forth the 2001 and 2000 earnings as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation. The fair value of each option grant in 2000 was estimated using the Black-Scholes option-pricing model with the following assumptions used;
an expected life of 9.3 years; a volatility rate of 82%;
a risk-free interest rate of 6.5%; and no dividend payments.
There were no options granted in 2001.

                                             For the Years Ended December 31,
                                                   2001              2000
                                            --------------     --------------
Net loss:
As reported                                  $(491,000)       $  (5,088,000)
					     ==========        =============

Pro forma                                    $(868,000)       $  (5,556,000)
                                             ==========         ============
Basic and diluted loss per share:

As reported                                  $  (0.07)        $      (.68)
Pro forma                                    $  (0.12)        $      (.74)

9.  Commitments and Contingencies

     The Company is not a party to any material legal proceedings, but in its normal course of business, may be subject to certain litigation. In the opinion of the Company's management, settlements of litigation will not have a material adverse effect on the Company's results of operations, financial position or cash flows.

(47)


F-17

     The Company entered into a three-year employment agreement with Benjamin Narasin, effective as of May 26, 1999, pursuant to which Mr. Narasin shall serve as Chief Executive Officer, President and Chairman of the Board and received a salary during 2001, 2000, and 1999 of $262,048, $238,225 and $180,000, respectively.

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


F-18

 SIGNATURE

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    fashionmall.com, Inc.


                             By:    /s/ Benjamin Narasin

 				    Benjamin Narasin
                                    Chief Executive Officer,
                                    President, Chief Accounting Officer and
                                    Chairman of the Board of Directors

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                   Title                     Date

/s/ Benjamin Narasin   	    Chief Executive Officer
	Benjamin Narasin    President, Chief Accounting
	                    Officer and Chairman of the
	                    Board of Directors
			    (Principal Executive Officer)     April 16, 2002

/s/ Richard Marcus
    	Richard Marcus      Director        		      April 16, 2002

/s/ Jerome Chazen
        Jerome Chazen       Director                          April 16, 2002

/s/ Robert S. Taubman
        Robert S. Taubman   Director  			      April 16, 2002


F-19

Exhibit 21.1 -- Subsidiaries of fashionmall.com, Inc.

         E-com, Inc.
         Outletmall.com, Inc.
         Stylexperts, LLC owned by E-com, Inc.
  	 Boo.com, Inc owned by E-com, Inc.

(48)
                       F-20


Exhibit 23.1

                   CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference of the previously filed Registration Statement on Form S-8 (File No. 333-90135) of fashionmall.com, Inc of our report dated March 28, 2002, relating to the consolidated financial statements of fashionmall.com, Inc. appearing in the Annual Report on Form 10K-SB for the year ended December 31, 2001.

                                               /s/ BDO Seidman, LLP
       	                                           BDO Seidman, LLP

New York, New York
April 11, 2002


















































(49)