Form 10QSB
period 2002-03-31
FASHIONMALL COM INC
filed 2002-05-21
CIK 1081202

FORM 10-QSB

              U. S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended March 31, 2002

                   Commission file number  0-26151


                       fashionmall.com, Inc.
 (Exact name of small business issuer as specified in its charter)

        Delaware                              06-1544139
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

         774 Mays Blvd #10-259, Incline Village, NV   89451
        (Address of principal executive offices) (Zip code)


                           (775) 833-3233
        (Registrant's telephone number, including area code)




The number of shares of common stock, $.01 par value, outstanding as of May 13, 2002 was 6,466,797.




                        fashionmall.com, Inc.

                             Form 10-QSB

                                Index



               PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (unaudited)

                Consolidated Balance Sheet as of March 31, 2002.............3

                Consolidated Statements of Operations for the three
                months ended March 31, 2002 and 2001........................4

                Consolidated Statements of Comprehensive
                Income (Loss) for the three months ended
                March 31, 2002 and 2001.....................................5

                Consolidated Statements of Cash Flows for the three
                months ended March 31, 2002 and 2001........................6

                Notes to Unaudited Consolidated Financial Statements........7

      Item 2.   Management's Discussion and Analysis or Plan
                of Operations...............................................8

               PART II.       OTHER INFORMATION

      Item 1.   Legal Proceedings..........................................12

      Item 5.   Other Information..........................................12

      Item 6.   Exhibits and Reports on Form 8-K...........................12

                Signatures.................................................13







                       fashionmall.com, Inc.
                    Consolidated Balance Sheet
                            (unaudited)
                                                        March 31,
                    Assets                                2002

CURRENT ASSETS
                                                       $18,694,000
Cash and cash equivalents
                                                        10,065,000
Marketable securities
Accounts Receivable, net of an allowance of $140,000       242,000

Loan to officer                                            171,000

Prepaid expenses and other current assets                  314,000
                                                      -------------
        Total current assets                            29,486,000


INVESTMENTS                                              3,948,000

PROPERTY AND EQUIPMENT,  net of accumulated
depreciation of $73,000                                     22,000

INTANGIBLE AND OTHER ASSETS, net of accumulated
amortization of $550,000                                   160,000
                                                      -------------
        Total assets                                   $33,616,000
                                                      =============

         Liabilities and Stockholders' Equity

CURRENT LIABILITIES

    Accounts payable                                   $   266,000

    Accrued expenses                                       384,000

    Customer deposits                                        4,000
                                                      -------------
        Total liabilities                                  654,000
                                                      -------------


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY

   Preferred stock - $.01 par value; 3,000,000
   shares authorized; 824,084 shares issued and
   outstanding                                               8,000

   Common stock - $.01 par value; 35,000,000
   shares authorized, 7,500,000 shares issued and
   outstanding                                              75,000

   Treasury stock, at cost, 1,033,203 shares            (2,514,000)

   Additional paid-in capital                           51,964,000

   Unrealized loss on marketable securities and
   investments, available-for-sale                        (107,000)

   Accumulated deficit                                 (16,464,000)
                                                      -------------
      Total stockholders' equity                        32,962,000
                                                      -------------
      Total liabilities and stockholders' equity       $33,616,000
                                                      =============

The accompanying notes are an integral part of these consolidated financial statements.



                          fashionmall.com, Inc.
                  Consolidated Statements of Operations
                               (Unaudited)

                                                           Three months
                                                          ended March 31,
                                                          2002       2001
                                                       --------   ----------
SITE REVENUES                                           $48,000   $1,341,000


COSTS AND EXPENSES:
    Site development, merchandise and content                --      145,000
    Advertising and marketing                                --      712,000
    Selling                                              17,000      292,000
    General and administrative                          153,000    1,320,000


Total costs and expenses                                170,000    2,469,000
                                                       ---------   ----------
Loss from operations                                   (122,000)  (1,128,000)

Interest and dividend income                            278,000      561,000

Net income (loss)                                      $156,000    $(567,000)
                                                       ---------   ----------

Reported net income (loss)                             $156,000    $(567,000)
Addback:  Goodwill amortization, net of tax                  --       81,000

Adjusted net income (loss)                             $156,000    $(486,000)
                                                       =========   ==========


Basic earnings (loss) per share:
Reported net income (loss)                                $0.02       $(0.08)
Goodwill amortization, net of tax                            --         0.01
                                                       ---------   ----------
Adjusted net income (loss)                                $0.02       $(0.07)
                                                       =========   ==========
Diluted earnings (loss) per share:
    Net income (loss)                                     $0.02       $(0.08)
    Addback:  Goodwill amortization, net of tax              --         0.01
                                                       ---------   ----------
Adjusted net income (loss)                                $0.02       $(0.07)
                                                       =========   ==========
Weighted average shares outstanding:
    Basic                                             6,467,000    7,329,000
                                                      ==========   ==========
    Diluted                                           6,476,800    7,329,000
                                                      ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.






                      fashionmall.com, Inc.
    Consolidated Statements of Comprehensive Net Income (Loss)
                           (Unaudited)

                                                    Three months
                                                    ended March 31,
                                                    2002        2001

 Net Income (loss)                                $ 156,000   $(567,000)

 Unrealized gain (loss) on marketable securities
 and investments, available-for-sale               (133,000)    119,000
                                                  ----------  ----------

 Comprehensive net income (loss)                  $  23,000   $(448,000)
                                                  ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.






               fashionmall.com, Inc.
       Consolidated Statements of Cash Flows
                    (Unaudited)

                                                       Three months
                                                      ended March 31,
                                                      2002        2001
                                                    ---------  ----------
Operating Activities
Net income (loss)                                   $ 156,000  $ (567,000)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
 Depreciation and amortization                          3,000     127,000
 Loss on disposal of software                             --      242,000
 Non-cash compensation expense                            --      111,000
 Bad debt expense                                         --       75,000

Changes in operating assets and liabilities:
 Accounts receivable                                   61,000     189,000
 Prepaid expenses and other current assets             62,000      (5,000)
 Accounts payable                                     (74,000)     35,000
 Accrued expenses                                      (6,000)   (262,000)
 Customer deposits                                    (64,000)      3,000
                                                     --------     --------

Net cash provided (used) in operating activities      138,000     (52,000)
                                                     --------     --------

Investing Activities
Sale of marketable securities and investments, net  2,590,000   1,528,000

Purchases of property and equipment, net                  --       (1,000)

Software development costs                                --      (45,000)

Purchases of other assets and intangibles                 --      (75,000)
                                                    ---------   ----------

  Net cash provided by investing activities         2,590,000   1,407,000
                                                    ---------   ----------

Financing Activities
Purchase of treasury stock                                --      (37,000)
Loan to officer                                        19,000      (3,000)
                                                    ---------   ----------
Net cash provided (used) in financing activities       19,000     (40,000)


Increase in cash & cash equivalents                 2,747,000   1,315,000
Cash and cash equivalents - beginning of period    15,947,000  26,512,000
                                                   ----------  ----------

Cash and cash equivalents - end of period         $18,694,000 $27,827,000
                                                  =========== ===========

The accompanying notes are an integral part of these consolidated financial statements.




                         fashionmall.com, Inc.
        Notes to Unaudited Consolidated Financial Statements

                           March 31, 2002
1. Description of Business

     fashionmall.com,Inc. has historically operated multiple Internet properties within the fashion lifestyle segment and generated revenues from these properties by charging fees for the placement of either store links, advertising, content or other materials on the sites.

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

     While clients historically paid a fixed or variable fee for site placements tied to the location and or amount of traffic they are exposed to, we have shifted our Internet properties to a primarily affiliate based operating model whereby we receive commissions for sales made to visitors from our sites. The affiliate based operating model allows our existing Internet properties to continue to generate some, though minimal, revenue from tenants and protecting some of the value in the sites themselves, their traffic and their database of customers. The company also generates revenue from fees for providing access to the Company's email list.

     We have more cash than is needed to fund our current operations and we are exploring how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity and/or new operating or investment opportunities for our shareholders at some time in the future. We are exploring other opportunities for our corporation, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of some or all of our assets. Our principal stockholder, Benjamin Narasin, has disclosed in an amendment to his Schedule 13D that he is considering selling his control position.

     Notwithstanding the foregoing, future profitability remains uncertain. If our new affiliate based operating model proves to be unsustainable, or the value of our assets proves to be difficult to monetize, we may choose to entirely discontinue the current operating business.

     The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed on April 17, 2002. The Company follows the same accounting policies in preparation of interim reports. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for fair presentation of the results for the periods presented.

     The results of operations presented for the three months ended March 31, 2002 and 2001, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2. Barter Arrangements

      The Company's barter revenue for the three months ended March 31, 2002 and March 31, 2001 was $0 and $470,000, respectively.

3. Earnings (Loss) per Share

     A reconciliation of shares used in calculating basic and diluted earnings (loss) per share is as follows:

                                       Three months ended
                                            March 31,
                                         2002        2001
                                    ---------   ----------
Basic                               6,467,000    7,329,000
Effect of assumed conversion of
stock options and warrants              9,800*          --*
                                    ---------   ----------
Diluted                             6,476,800    7,329,000
                                    =========   ==========

* Certain stock options and warrants were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such options and warrants is approximately 230,000 for the three months ended March 31, 2002. Due to the net loss for the three months ended March 31, 2001, all of the outstanding options and warrants were considered anti-dilutive.


4. Loan to Officer

     In April 2000, the Company loaned to its CEO the amount of $185,000. The note accrues interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, payable in October 2001. On September 7, 2001,the Board of Directors instructed the CEO to repay the loan by deducting, from his current compensation, one half of the gross amount of his compensation with the balance payable in full no later than the termination date of his current employment agreement, May 28, 2002.

Item  2.  Management's  Discussion and  Analysis  or  Plan  of Operations

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto.

      All statements contained herein that are not historical facts, including but not limited to, statements regarding our current business strategy and our plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to us and our management are intended to identify forward-looking statements. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth under the caption "Cautionary Statements Regarding Forward-Looking Statements" and under the caption "Risk Factors" in our annual report on Form 10-KSB for the year ended December 31, 2001. We wish to caution readers not to place undue reliance on any such forward-looking statements, which statements speak only as of the date made.

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

     While clients historically paid a fixed or variable fee for site placements tied to the location and or amount of traffic they are exposed to, we have shifted our Internet properties to a primarily affiliate based operating model whereby we receive commissions for sales made to visitors from our sites. The affiliate based operating model allows our existing Internet properties to continue to generate some, though minimal, revenue from tenants and protecting some of the value in the sites themselves, their traffic and their database of customers. The company also generates revenue from fees for providing access to the Company's email list.

     We have more cash than is needed to fund our current operations and we are exploring how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity and/or new operating or investment opportunities for our shareholders at some time in the future. We are exploring other opportunities for our corporation, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of some or all of our assets. Our principal stockholder, Benjamin Narasin, has disclosed in an amendment to his Schedule 13D that he is considering selling his control position.

     Notwithstanding the foregoing, future profitability remains uncertain. If our new affiliate based operating model proves to be unsustainable, or the value of our assets proves to be difficult to monetize, we may choose to entirely discontinue the current operating business.

Results of Operations

Quarter ended March 31, 2002 vs. Quarter ended March 31, 2001

     Site Revenues. Total revenues decreased by $1,293,000, or 96%, to $48,000 in the quarter ended March 31, 2002 as compared to $1,341,000 in the quarter ended March 31, 2001. Barter revenue decreased by 100%, to $0 in the quarter ended March 31, 2002 as compared to $470,000 in the quarter ended March 31, 2001. Barter revenue represented 0% and 35% of revenues for the quarters ended
March 31, 2002 and 2001, respectively.   The revenue decrease was due
to continued decline in advertising revenue, and our decision to eliminate virtually all of our staff, including sales staff, based on our belief that the expense of maintaining that staff would continue to surpass the revenue we could generate for the foreseeable future.

      Costs and Expenses. Total expenses decreased by $2,299,000, or 93%, to $170,000 for the quarter ended March 31, 2002 from $2,469,000 for the quarter ended March 31, 2001. The decrease was due to a strategy by management to tightly control expenses in the current business environment, particularly in advertising expense. These reductions included the reduction of personnel to the point where the Company has one employee, the reduction of advertising expenses and the reduction of overhead costs and expenses, such as rent.

      Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses decreased by $145,000, or 100%, to $0 for the quarter ended March 31, 2002 from $145,000 for the quarter ended March 31, 2001. The decrease was primarily due to the reduction in staff and freelancers. In addition, we received a retroactive credit from an internet service provider.

      Advertising and Marketing Expenses. Advertising and marketing expenses were reduced to $0, or 100%, for the quarter ended March 31, 2002 from $712,000 for the quarter ended March 31, 2001. The decrease was primarily due to eliminating advertising on behalf of our brands as well as a reduction of online banner advertising programs and a reduction in purchasing traffic.

      Selling Expenses. Selling expenses decreased by $275,000, or 94%, to $17,000 for the quarter ended March 31, 2002 from $292,000 for the quarter ended March 31, 2001. The selling expense decrease was due to eliminating our sales force subsequent to the quarter ended March 31, 2001.

     General and Administrative Expenses. General and administrative expenses decreased by $1,167,000, or 88%, to $153,000 for the quarter ended March 31, 2002, from $1,320,000 for the quarter ended March 31, 2001. The decrease was due to the elimination of staff and the reduction in expenses commensurate with our sales trend.

     Other Income and Expense. Interest and dividend income was $278,000 for the quarter ended March 31, 2002 as compared to $561,000 for the quarter ended March 31, 2001, a decrease of 50% or $283,000. The decrease was due to lower interest rates in the current year and lower amounts invested due to the cash used to fund operations and funds used to repurchase treasury stock.

Liquidity and Capital Resources

      From inception, we have financed substantially all of our operations from private investments and the proceeds from our initial public offering. A lesser portion has been financed with cash generated from operations.

      As of March 31, 2002, we had cash and cash equivalents, marketable securities and investments on hand of $32,707,000. Of this amount, the cash and cash equivalents portion was $18,694,000, the marketable securities portion was $10,065,000 and investments was $3,948,000 (which have a maturity of over one year).

      Net cash provided by operating activities was $138,000 for the three months ended March 31, 2002 as compared to net cash used in operating activities of $52,000 for the three months ended March 31, 2001. Net cash provided by operating activities for the three months ended March 31, 2002 was primarily due to the net income and the reduction in working capital requirements related to current business trends. For the quarter ended March 31, 2001, the net cash used in operating activities was primarily related to the net loss.

     Net cash provided by investing activities was $2,590,000 for the three months ended March 31, 2002 as compared to net cash provided by investing activities of $1,407,000 for the three months ended March 31, 2001. Net cash provided by investing activities for the three months ended March 31, 2002 and March 31, 2001 was primarily due to the sale of marketable securities and investments.

      Net cash provided by financing activities was $19,000 for the three months ended March 31, 2002 as compared to net cash used by financing activities of $40,000 for the same period in the prior year. Net cash provided by financing activities for the current quarter was related to the partial repayment of a loan to officer. Net cash used in financing activities for the three months ended March 31, 2001 was primarily due to the purchase of 17,000 shares of treasury stock.

     In April 2000, we loaned to our CEO the amount of $185,000 pursuant to a promissory note. The note accrues interest monthly at the prime interest rate plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, which is payable in October 2001. On September 7, 2001,the Board of Directors instructed the CEO to repay the loan by deducting, from his current compensation, one half of the gross amount of his compensation with the balance payable in full no later than the termination date of his current employment agreement, May 28, 2002.

     We believe that we have more cash than is needed to fund our current operations and we are considering how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity to our shareholders at some time in the future. Notwithstanding the foregoing, despite the operating profit in the most recent quarter we expect losses from operations and future profitability remains uncertain. If business continues to erode, we may choose to discontinue the current operating business and/or look for other opportunities, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of assets.

Effect of Recently Issued Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangibles assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires us to complete a transitional goodwill impairment test within six months after the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

     We adopted SFAS No. 142 as of January 1, 2002 and are assessing but have not yet determined how the adoption of SFAS No. 142 will impact our financial position and results of operations. Our previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying value of goodwill was $160,000. Amortization expense for the year ended December 31, 2001 was $382,000.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of SFAS No. 144 did not have a material effect on our financial condition or results of operations.

Certain Factors That May Affect Future Results

          To reduce operating costs and to maximize traffic available to affiliate links, we have consolidated our properties into one central location at www.fashionmall.com with multiple "floors" to represent the individual brands. Traffic in general has fallen over time as we have eliminated advertising, staff, content and site updates and we have no assurance that traffic levels will be maintained in the future. Affiliate fees, the commissions we earn on sales less returns to our visitors, are minimal, and will not cover the operating expenses of our corporation.

     Notwithstanding the foregoing, future profitability remains uncertain. If our new affiliate operating model proves to be unsustainable, or the value of our assets proves to be difficult to monetize, we may choose to entirely discontinue the current operating business.

     While we are exploring other opportunities for our corporation, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of some or all of our assets, there is no assurance that we will be able to find an appropriate transaction.

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

Market Risks

     We did not have material changes in market risk for the three months ended March 31, 2002. Please refer to our Form 10-KSB for our fiscal year ended December 31, 2001 for a discussion on risk factors affecting us.

Part II. Other Information

Item 1.  Legal Proceedings.

           We are not a party to any material legal proceedings. In our normal course of business we may be subject to certain litigation. In the opinion of our management, settlements of litigation will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 5.  Other Information

   On April 17, 2002 an amendment to Schedule 13D was filed by Benjamin Narasin which indicates that Mr. Narasin is actively considering several proposals from third parties to sell his control stake.

   Benjamin Narasin, our Chief Executive Officer and President, together with his minor children, beneficially own an aggregate of 3,768,665 shares of our common stock, or 57.4% of our outstanding shares. As a result, Mr. Narasin has the ability to determine the election of our directors, direct our policies and control the outcome of substantially all matters which are subject to the vote of our stockholders, including the approval of significant corporate transactions. Such influence could delay or prevent a change of
control.   In  the event Mr. Narasin were to sell his control stake
these same rights would pass to the new owner of that control stake who would then control most matters requiring approval by all of our stockholders.

  Our Chief Executive Officer and President, Benjamin Narasin, is our sole employee and officer. Since Mr. Narasin has limited experience and lacks expertise in financial matters, we use an independent contractor to carry out the functions of a bookkeeper. We rely entirely on outside suppliers, consultants and other third parties for the operation of our web site.

   We have received a letter from Nasdaq asking a number of questions about our operations and plans. Although we have responded to such letter, there is no assurance that our responses will be satisfactory to Nasdaq, which could lead to delisting from Nasdaq. Any such delisting could significantly adversely affect the liquidity and market for our common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibit is included herein:
          None

(b)  Reports on Form 8-K:
         None









                             SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


fashionmall.com, Inc.
(Registrant)


By:

                                                                     Date
    Signatures                          Title

    /s/ Benjamin Narasin       Chief Executive Officer,          May 20,2002
    Benjamin Narasin           President,Chairman of the Board
                               of Directors and
                               Chief Accounting Officer