Form 10QSB
period 2002-06-30
FASHIONMALL COM INC
filed 2002-08-20
CIK 1081202

FORM 10-QSB

              U. S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended June 30, 2002

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




The number of shares of common stock, $.01 par value, outstanding as of August 15, 2002 was 7,533,381.



















                        fashionmall.com, Inc.

                             Form 10-QSB

                                Index



             PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements (unaudited)

               Consolidated Balance Sheet as of June 30, 2002.........3

               Consolidated Statements of Operations for the three
               and six months ended June 30, 2002 and 2001............4

               Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2002 and 2001...............................................6

               Consolidated Statements of Cash Flows for the six
               months ended June 30, 2002 and 2001....................7

               Notes to Unaudited Consolidated Financial Statements...8

      Item 2.  Management's Discussion and Analysis or Plan of
               Operations.............................................10

             PART II.       OTHER INFORMATION

      Item 1.  Legal Proceedings......................................15

      Item 5.  Other Information......................................15

      Item 6.  Exhibits and Reports on Form 8-K.......................16

               Signatures.............................................18















                  fashionmall.com, Inc.
               Consolidated Balance Sheet
                       (unaudited)

                    Assets                              June 30, 2002

CURRENT ASSETS

Cash and cash equivalents                                 $25,140,000

Marketable securities                                       3,625,000
Accounts Receivable, net of an allowance of $140,000           38,000

Loan to officer                                               164,000

Other current assets                                          248,000


Total current assets                                       29,215,000


INVESTMENTS                                                 4,053,000

PROPERTY AND EQUIPMENT,  net of accumulated
depreciation of $76,000                                        19,000


                                 Total assets             $33,287,000


     Liabilities and Stockholders' Equity

CURRENT LIABILITIES

    Accounts payable                                         $175,000

    Accrued expenses                                           70,000

    Customer deposits                                           4,000

                                 Total liabilities            249,000



COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY

   Preferred stock - $.01 par value; 3,000,000 shares
     authorized; 824,084 shares issued and outstanding          8,000

   Common stock - $.01 par value; 35,000,000 shares
     authorized 7,500,000 shares issued and outstanding        75,000

   Treasury stock, at cost, 1,033,203 shares               (2,514,000)

   Additional paid-in capital                              51,964,000

   Unrealized gain on marketable securities and
     investments, available-for-sale                          198,000

   Accumulated deficit                                    (16,693,000)

                       Total stockholders'equity           33,038,000



      Total liabilities and stockholders' equity         $33,287, 000


The accompanying notes are an integral part of these consolidated financial statements.





                        fashionmall.com, Inc.
                Consolidated Statements of Operations
                             (Unaudited)

                                     Three months ended       Six months ended
                                         June 30,                 June 30,
                                     2002        2001         2002        2001

SITE REVENUES                      $53,000    $868,000    $101,000  $2,209,000


COSTS AND EXPENSES:
    Site development, merchandise
    and content                      1,000      68,000       1,000     213,000
    Advertising and marketing        2,000     277,000       2,000     989,000
    Selling expense                  1,000     221,000      18,000     513,000
    General and administrative     258,000     731,000     412,000   2,051,000

Total costs and expenses           262,000   1,297,000     433,000   3,766,000

Loss from operations              (209,000)   (429,000)   (332,000) (1,557,000)

Interest and dividend income       142,000     406,000     416,000     967,000

Income (loss) before cumulative    (67,000)    (23,000)     84,000    (590,000)
effect of change in accounting
principle

Cumulative effect of change in         -          -       (160,000)       -
accounting principle, net of tax


Net income (loss)                 $(67,000)   $(23,000)   $(76,000)  $(590,000)

Reported net income (loss)        $(67,000)   $(23,000)   $(76,000)  $(590,000)
Add back: Goodwill amortization,       -        87,000        -        168,000
net of tax

Adjusted net income (loss)        $(67,000)    $64,000    $(76,000)  $(422,000)



Basic earnings (loss) per share:
Income (loss) before cumulative
effect of change in accounting
principle                            $(.01)       $.00        $.01       $(.08)

Cumulative effect of change in          -           -         (.02)         -
accounting principle, net of tax

Reported net income (loss)            (.01)        .00        (.01)       (.08)
Add back: Goodwill amortization,net
of tax                                  -          .01          -          .02


   Adjusted net income (loss)        $(.01)       $.01       $(.01)      $(.06)


Diluted earnings (loss) per share:
Income (loss) before cumulative
effect of change in accounting
principle                            $(.01)      $(.00)       $.01       $(.08)

Cumulative effect of change in
accounting principle, net of tax        -           -         (.02)         -

Reported net income (loss)            (.01)       (.00)       (.01)       (.08)
Add back: Goodwill amortization,        -          .01          -          .02
net of tax

   Adjusted net income (loss)        $(.01)       $.01       $(.01)      $(.06)


Weighted average shares
outstanding:
    Basic                        6,466,797   7,270,158   6,466,797    7,299,573
    Diluted                      6,466,797   7,270,158   6,563,648    7,299,573



  The accompanying notes are an integral part of these consolidated financial statements.









                        fashionmall.com, Inc.
        Consolidated Statements of Comprehensive Income (Loss)
                             (Unaudited)

                                    Three months ended      Six months ended
                                        June 30,                June 30,
                                    2002         2001       2002       2001

Net income (loss)                 $(67,000)    $(23,000)  $(76,000)  $(590,000)

Unrealized gain (loss) on
marketable securities and
investments available for sale     305,000      (16,000)   198,000      67,000

Comprehensive net income (loss)   $238,000     $(39,000)  $122,000   $(523,000)


  The accompanying notes are an integral part of these consolidated financial statements












                fashionmall.com, Inc.
        Consolidated Statements of Cash Flows
                     (Unaudited)

                                                     Six months ended
                                                         June 30,
                                                     2002         2001
Operating Activities
Net income (loss)                                $(76,000)    $(590,000)

Adjustments to reconcile net
income (loss) to net cash
used in operating activities:
   Cumulative effect of change in accounting
   principle                                      160,000          -
   Depreciation and amortization                    6,000       235,000
   Loss on disposal of software                       -         242,000
    Non-cash compensation expense                     -         185,000
    Bad debt expense                                  -         120,000

Changes in operating assets and liabilities:
   Accounts receivable                            265,000       111,000
   Other current assets                           131,000        37,000
   Accounts payable                              (165,000)     (125,000)
   Accrued expenses                              (320,000)     (374,000)
   Customer deposits                              (64,000)      (24,000)

   Net cash used in operating                     (63,000)     (183,000)
   activities

Investing Activities
Sale (purchases) of marketable
securities and investments, net                 9,230,000    (7,079,000)

Software development costs                           -          (45,000)
Purchases of intangibles and other assets            -          (69,000)

   Net cash provided by (used in)
   investing activities                         9,230,000    (7,193,000)

Financing Activities
Purchase of treasury stock                           -         (241,000)

(Loan to) repayment from officer                   26,000        (8,000)

Net cash provided by (used in) financing
activities                                         26,000      (249,000)


Increase (decrease) in cash & cash equivalents  9,193,000    (7,625,000)
Cash and cash equivalents - beginning of
period                                         15,947,000    26,512,000

Cash and cash equivalents - end of period     $25,140,000   $18,887,000



 The accompanying notes are an integral part of these consolidated financial statements.








                         fashionmall.com, Inc.
        Notes to Unaudited Consolidated Financial Statements

                            June 30, 2002
1. Description of Business

          fashionmall.com,Inc. has historically operated multiple
Internet properties within the fashion lifestyle segment and generated revenues from these properties by charging fees for the placement of either store links, advertising, content or other materials on the sites.

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

     On August 1, 2002, the Company paid a special cash dividend in the amount of $3.75 per share, or $28,250,178 in the aggregate, to its stockholders of record on July 22, 2002 (Note 6). Even after the payment of this special dividend, we have more cash than is needed to fund our current operations and we are exploring how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity and/or new operating or investment opportunities for our shareholders at some time in the future. We are exploring other opportunities for our corporation, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of some or all of our assets.

     Notwithstanding the foregoing, future profitability remains uncertain. If our new affiliate based operating model proves to be unsustainable, or the value of our assets proves to be difficult to monetize, we may choose to entirely discontinue the current operating business.

     The accompanying unaudited consolidated financial statements of the Company have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations although the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed on April 17, 2002. The Company follows the same accounting policies in preparation of interim reports. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair presentation of the results for the periods presented.

     The results of operations presented for the six months ended June 30, 2002 and 2001, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.

2. Barter Arrangements

     The Company's barter revenue for the three months ended June 30, 2002 and June 30, 2001 was $0 and $309,000, respectively, and for the six months ended June 30, 2002 and 2001 was $0 and $778,000, respectively.


3. Earnings (Loss) per Share

     A reconciliation of shares used in calculating basic and diluted net earnings (loss) per share is as follows:

                                 Three months ended       Six months ended
                                     June 30,                 June 30,
                                  2002         2001       2002         2001

Basic                          6,466,797    7,270,158   6,466,797   7,299,573

Effect  of  assumed
conversion of stock
options and warrants              --*          --*         96,851       --*

Diluted                        6,466,797    7,270,158   6,563,648   7,299,573


* Certain stock options and warrants were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such options and warrants is approximately 337,707 for both the three and six months ended June 30, 2002. Due to the net loss for the three and six months ended June 30, 2001, all of the outstanding options and warrants were considered anti-dilutive.


4. Loan to Officer

     In April 2000, the Company loaned to its CEO the amount of $185,000. The note accrued interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, payable in October 2001. On September 7, 2001,the Board of Directors instructed the CEO to repay the loan by deducting, from his current compensation, one half of the gross amount of his compensation with the balance payable in full no later than the termination date of his current employment agreement, May 28, 2002. Mr. Narasin repaid the balance of the loan, and accumulated interest, on August 11, 2002.

5. Effect of Recently Issued Accounting Pronouncements

     In conjunction with SFAS No. 142, as of the beginning of fiscal year 2002, we have completed a goodwill impairment review and recorded a charge of $160,000, net of tax, at January 1, 2002, reflected in our statement of operations, for the six months ended June 30, 2002, as a cumulative effect of change in accounting principle.

6. Subsequent Events
     i. Special Cash Dividend
      On July 9, 2002, the Company declared a special cash dividend in the amount of $3.75 per share to the Company's
stockholders  of  record as of July 22,  2002.   Such  dividend,
which aggregated to $28,250,178, was paid on August 1, 2002. The special cash dividend was paid from the Company's cash and cash equivalents and the proceeds of approximately $6,776,000, from a margin loan, which provides for interest to be paid at Libor plus 1 1/4%. The loan is collateralized by the Company's investments and marketable securities and is expected to be fully paid by November, 2002.

      Dividends made to the stockholders out of the earnings and profits of the corporation are generally considered taxable dividends. Dividends which are considered a return of capital are not taxable. The portion of this special dividend in excess of the earnings and profits of the corporation will generally be nontaxable to the extent such dividend reduces the adjusted basis in the stockholders' stock. Any amount in excess of the stockholders' adjusted basis will be treated as capital gain.

           The effect on the June 30, 2002 balance sheet of this payment of the special cash dividend is presented below in the pro forma financial data.

                                      June 30, 2002
                                   Actual     Pro Forma
Total Current Assets            $29,215,000   $7,740,822
Total Assets                    $33,287,000  $11,812,822
Total Liabilities                  $249,000   $7,025,000
Total Stockholders' Equity      $33,038,000   $4,787,822


     ii. Conversion of Preferred Stock
           On July 11, 2002, TRG Net Investors LLC converted its
824,084 shares of Series A convertible preferred stock into 824,084 shares of the Company's common stock.


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

     On August 1, 2002, we paid a special cash dividend in the amount of $3.75 per share to our stockholders of record on July 22, 2002 (see Note 6 to the Unaudited Consolidated Financial Statements).
Even after the payment of this special cash dividend, we have more cash than is needed to fund our current operations and we are exploring how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity and/or new operating or investment opportunities for our shareholders at some time in the future. We are exploring other opportunities for our corporation, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of some or all of our assets.

     Notwithstanding the foregoing, future profitability remains uncertain. If our new affiliate based operating model proves to be unsustainable, or the value of our assets proves to be difficult to monetize, we may choose to entirely discontinue the current operating business.

Results of Operations

Quarter ended June 30, 2002 vs. Quarter ended June 30, 2001

     Site Revenues. Total revenues decreased by $815,000, or 94%, to $53,000 in the quarter ended June 30, 2002 as compared to $868,000 in the quarter ended June 30, 2001. Barter revenue decreased by 100%, to $0 in the quarter ended June 30, 2002 as compared to $309,000 in the quarter ended June 30, 2001. Barter revenue represented 0% and 36% of revenues for the quarters ended June 30, 2002 and 2001,
respectively.   The revenue decrease was due to continued decline in
advertising revenue, and our decision to eliminate all but one of our full time staff, including sales staff, based on our belief that the expense of maintaining that staff would continue to surpass the revenue we could generate for the foreseeable future.

      Costs and Expenses. Total expenses decreased by $1,035,000, or 80%, to $262,000 for the quarter ended June 30, 2002 from $1,297,000 for the quarter ended June 30, 2001. The decrease was due to a strategy by management to tightly control expenses in the current business environment, particularly in advertising, payroll and office expense. These reductions included the reduction of personnel to the point where the Company has one employee, the reduction of advertising expenses and the reduction of overhead costs and expenses, such as rent subsequent to the quarter ended June 30, 2001.

      Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses decreased by $67,000, or 98%, to $1,000 for the quarter ended June 30, 2002 from $68,000 for the quarter ended June 30, 2001. The decrease was primarily due to the elimination of full time staff and the shift to an outsourced hosting facility force subsequent to the quarter ended June 30, 2001.

      Advertising and Marketing Expenses. Advertising and marketing expenses decreased by $275,000, or 99%, to $2,000 for the quarter ended June 30, 2002 from $277,000 for the quarter ended June 30,
2001. The decrease was primarily due to eliminating virtually all advertising on behalf of our brands subsequent to the quarter ended June 30, 2001. Barter advertising expense was 97% of total advertising expense in the quarter ended June 30, 2001 as compared to 0% in the current year.

      Selling Expenses. Selling expenses decreased by $220,000, or 99%, to $1,000 for the quarter ended June 30, 2002 from $221,000 for the quarter ended June 30, 2001. The selling expense decrease was due to eliminating our sales force subsequent to the quarter ended June 30, 2001 and shifting to commission based freelance relationships.

     General and Administrative Expenses. General and administrative expenses decreased by $473,000, or 65%, to $258,000 for the quarter ended June 30, 2002, from $731,000 for the quarter ended June 30, 2001. The decrease was due to the reduction in expenses commensurate with our sales trend and shut down of our primary New York office and the elimination of all but one of our staff subsequent to the quarter ended June 30, 2001.

     Other Income and Expense. Interest and dividend income was $142,000 for the quarter ended June 30, 2002 as compared to $406,000 for the quarter ended June 30, 2001, a decrease of 65% or $264,000. The decrease was due to lower interest rates and reduced cash balances.


Six  Months ended June 30, 2002 vs. Six Months ended June 30, 2001

     Site Revenues. Total revenues decreased by $2,108,000, or 95%, to $101,000 for the six months ended June 30, 2002 as compared to
$2,209,000 for the six months ended June 30, 2001. The decrease in revenues was due primarily to the continued decline in advertising revenue, and our decision to eliminate all but one of our full time staff, including sales staff, based on our belief that the expense of maintaining that staff would continue to surpass the revenue we could generate for the foreseeable future. Barter revenue decreased by $778,000, or 100%, to $0 for the six months ended June 30, 2002 as compared to $778,000 for the six months ended June 30, 2001. Barter revenue represented 0% and 35% of revenues for the six months ended June 30, 2002 and 2001, respectively.

      Costs and Expenses. Total expenses decreased by $3,333,000, or 88%, to $433,000 for the six months ended June 30, 2002 as compared to $3,766,000 for the six months ended June 30, 2001. The decrease was due to a strategy by management to tightly control expenses in the current business environment, particularly in advertising expense, payroll and office expense. These reductions included the reduction of personnel to the point where the Company has one employee, the reduction of advertising expenses and the reduction of overhead costs and expenses, such as rent subsequent to the quarter ended June 30, 2001.

      Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses decreased by $212,000, or 99%, to $1,000 for the six months ended June 30, 2002 as compared to $ 213,000 for the six months ended June 30, 2001. The decrease was primarily due to the reduction in merchandise costs as Outletmall.com is no longer selling merchandise directly to the consumer and to elimination of full time in staff and shift to and an outsourced hosting facility force subsequent to the quarter ended June 30, 2001.

      Advertising and Marketing Expenses. Advertising and marketing expenses decreased by $987,000, or 99%, to $2,000 for the six months ended June 30, 2002 as compared to $989,000 for the six months ended June 30, 2001. The decrease was primarily due to eliminating virtually all advertising on behalf of our brands subsequent to the quarter ended June 30, 2001. Barter advertising expense was 0% of total advertising expense in the current period as compared to 74% for the comparative period in the prior year.

      Selling Expenses. Selling expenses decreased by $495,000, or 96%, to $18,000 for the six months ended June 30, 2002 as compared to $513,000 for the six months ended June 30, 2001. The selling expense decrease was due to eliminating our sales force subsequent to the quarter ended June 30, 2001 and shifting to commission based freelance relationships.

     General and Administrative Expenses. General and administrative expenses decreased by $1,639,000, or 80%, to $412,000 for the six months ended June 30, 2002, as compared to $2,051,000 for the six months ended June 30, 2001. We incurred non-cash compensation charges in connection with the Chazen options of approximately $0 in the current six month period as compared to $148,000 in the same period of the prior year. The decrease in general and administrative expenses was primarily due to a concerted effort by management to reduce overhead in response to our current declining sales trend including the reduction in expenses commensurate with our sales trend and shut down of our primary New York office and the elimination of all but one of our staff subsequent to the quarter ended June 30, 2001.

     In conjunction with the new accounting rules for goodwill, as of the beginning of fiscal year 2002, we have completed a goodwill impairment review and recorded a charge of $160,000, net of tax, at January 1, 2002, reflected in our statement of operations, for the six months ended June 30, 2002, as a cumulative effect of change in accounting principle.

     Other Income and Expense. Interest and dividend income was $416,000 for the six months ended June 30, 2002 as compared to $967,000 for the six months ended June 30, 2001, a decrease of 57%, or $551,000. The decrease in interest income earned is attributed to lower interest rates in the current year and reduced cash balances.

Liquidity and Capital Resources

      From inception, we have financed substantially all of our operations from private investments and the proceeds from our initial public offering. A lesser portion has been financed with cash generated from operations.

      As of June 30, 2002, we had cash and cash equivalents, marketable securities and investments on hand of $32,818,000. Of this amount, the cash and cash equivalents portion was $25,140,000, the marketable securities portion was $3,625,000 and investments was $4,053,000 (which have a maturity of over one year).

      Net cash used in operating activities was $63,000 for the six months ended June 30, 2002 as compared to net cash used in operating activities of $183,000 for the six months ended June 30, 2001. Net cash used in operating activities for the six months ended June 30, 2002 was primarily due to the net loss. For the six months ended
June 30, 2001, the net cash used in operating activities was primarily related to the net loss.

     Net cash provided by investing activities was $9,230,000 for the six months ended June 30, 2002 as compared to net cash used in investing activities of $7,193,000 for the six months ended June 30, 2001. Net cash provided by investing activities for the six months ended June 30, 2002 was primarily due to the sale of marketable securities and investments. For the six months ended June 30, 2001, net cash used in investing activities was primarily due to the purchase of marketable securities, investments, software development costs and the purchase of intangibles and other assets.

      Net cash provided by financing activities was $26,000 for the six months ended June 30, 2002 as compared to net cash used by financing activities of $249,000 for the same period in the prior year. Net cash provided by financing activities for the current quarter was related to the partial repayment of a loan to officer. Net cash used in financing activities for the six months ended June 30, 2001 was primarily due to the purchase of 17,000 shares of treasury stock.

     In April 2000, the Company loaned to its CEO the amount of $185,000. The note accrued interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, payable in October 2001. On September 7, 2001, the Board of Directors instructed the CEO to repay the loan by deducting, from his current compensation, one half of the gross amount of his compensation with the balance payable in full no later than the termination date of his current employment agreement, May 28, 2002. Mr. Narasin repaid the balance of the loan, and accumulated interest, on August 11, 2002.

     On August 1, 2002, we paid a special cash dividend in the amount of $3.75 per share (an aggregate of $28,250,178) to our stockholders of record on July 22, 2002. The special cash dividend was paid from the Company's cash and cash equivalents and the proceeds of approximately $6,776,000 which provides for interest to be paid at Libor plus 1 1/4%. The loan is collateralized by the Company's investments and marketable securities and is expected to be fully paid by November, 2002 (see Note 6 to the Unaudited Consolidated Financial Statements).

     Even after the payment of this special cash dividend, we believe that we have more cash than is needed to fund our current operations and we are considering how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity to our shareholders at some time in the future. Notwithstanding the foregoing, despite the operating profit in the most recent quarter we expect losses from operations and future profitability remains uncertain. If business continues to erode, we may choose to discontinue the current operating business and/or look for other opportunities, which may include, without limitation, entering into a new line of business or engaging in a merger transaction or a sale of assets.

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

     SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that we identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangibles assets recognized at that date, regardless of when those assets were initially recognized. In accordance with SFAS No. 142, the Company completed a transitional goodwill impairment test and the results are included in the accompanying consolidated financial statements.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs". SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002 with earlier adoption encouraged. Under SFAS No. 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3.

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

Market Risks

     We did not have material changes in market risk for the six months ended June 30, 2002. Please refer to our Form 10-KSB for our fiscal year ended December 31, 2001 for a discussion on risk factors affecting us.

Part II. Other Information

Item 1.  Legal Proceedings.

           We are not a party to any material legal proceedings. In our normal course of business we may be subject to certain litigation. In the opinion of our management, settlements of litigation will not have a material adverse effect on our results of operations, financial position or cash flows.

Item 5.  Other Information


     In order to eliminate disputes that had impeded the Board's ability to maximize value to our stockholders by distributing some or all of our assets to our stockholders, making acquisitions or liquidating, the Board agreed to permit TRG Net Investors LLC, an affiliate of one of our directors, Robert Taubman, to convert its 824,084 shares of our Series A convertible preferred stock into an
equal number of shares of our common stock.   On July 11, 2002, TRG
Net Investors LLC converted such shares into 824,084 shares of our common stock.

   Benjamin Narasin, our Chief Executive Officer and President, together with his minor children, beneficially own an aggregate of 3,768,665 shares of our common stock, or 50.02% of our outstanding shares. As a result, Mr. Narasin has the ability to determine the election of our directors, direct our policies and control the outcome of substantially all matters which are subject to the vote of our stockholders, including the approval of significant corporate transactions. Such influence could delay or prevent a change of control. In the event Mr. Narasin were to sell his control stake these same rights would pass to the new owner of that control stake who would then control most matters requiring approval by all of our stockholders.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibit is included herein:
       Exhibit 99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K:
         None
     Exhibit 99.1




                             SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


fashionmall.com, Inc.
(Registrant)


   By:

    Signatures                   Title                             Date

  /s/ Benjamin Narasin      Chief Executive Officer,           August 19,2002
    Benjamin Narasin        President,Chairman of the Board
                            of Directors and Chief Accounting
                            Officer






Exhibit 99.1


                            Certification
      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
                         United States Code)


     Pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Fashionmall.com, Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

     The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 19,2002                 /s/ Benjamin Narasin
                                       Benjamin Narasin
                                       President,Chief Executive Officer and
                                       Chief Accounting Officer




     The foregoing certification is being furnished solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as a separate disclosure document.