Form 10QSB
period 2002-09-30
FASHIONMALL COM INC
filed 2002-11-21
CIK 1081202

FORM 10-QSB

              U. S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 2002

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




The number of shares of common stock, $.01 par value, outstanding as of November 19, 2002 was 7,533,381.





                        fashionmall.com, Inc.

                             Form 10-QSB

                                Index



             PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements (unaudited)

                Consolidated Balance Sheet as of September 30, 2002.........3

                Consolidated Statements of Operations for the three
                and nine months ended September 30, 2002 and 2001...........4

                Consolidated Statements of Comprehensive
                Income (Loss) for the three and nine months
                ended September 30, 2002 and 2001...........................6

                Consolidated Statements of Cash Flows for the nine
                months ended September 30, 2002 and 2001....................7

                Notes to Unaudited Consolidated Financial Statements........8

      Item 2.   Management's Discussion and Analysis or Plan
                of Operations..............................................10

      Item 3.   Controls and Procedures....................................14

             PART II.       OTHER INFORMATION

      Item 1.   Legal Proceedings..........................................15

      Item 5.   Other Information..........................................15

      Item 6.   Exhibits and Reports on Form 8-K...........................16

                Signatures.................................................17

                Certifications.............................................18













                   fashionmall.com, Inc.
                 Consolidated Balance Sheet
                        (unaudited)
                                                 September 30,
                    Assets                          2002

CURRENT ASSETS

Cash and cash equivalents                         $2,398,000

Marketable securities                              1,595,000
Accounts Receivable, net of an allowance of
$138,000                                               7,000

Prepaid and Oother current assets                    173,000



Total current assets                               4,173,000


INVESTMENTS                                        1,192,000

PROPERTY AND EQUIPMENT,  net of accumulated
depreciation of $79,000                               16,000


                                   Total assets   $5,381,000


     Liabilities and Stockholders' Equity

CURRENT LIABILITIES

    Accounts payable                                $289,000

    Accrued expenses                                  90,000

    Customer deposits                                  3,000

                              Total liabilities      382,000



COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY


Common stock - $.01 par value; 35,000,000
shares authorized 8,566,584 shares issued and
outstanding                                           85,000

Treasury stock, at cost, 1,033,203 shares         (2,514,000)

Additional paid-in capital                        24,211,000

Unrealized loss on marketable securities and
investments, available-for-sale                     (198,000)

Accumulated deficit                              (16,585,000)

                     Total stockholders' equity    4,999,000


      Total liabilities and stockholders' equity  $5,381,000


The accompanying notes are an integral part of these consolidated financial statements.



                         fashionmall.com, Inc.
                 Consolidated Statements of Operations
                              (Unaudited)

                                      Three months ended   Nine months ended
                                         September 30,       September 30,
                                        2002      2001     2002        2001

SITE REVENUES                           $7,000  $391,000 $108,000  $2,600,000


COSTS AND EXPENSES:
 Site development, merchandise and
 content                                11,000    24,000   12,000     237,000
 Advertising and marketing              18,000    39,000   20,000   1,028,000
 Selling expense                         5,000   113,000   23,000     626,000
 General and administrative            353,000   105,000  764,000   2,155,000

Total costs and expenses               387,000   281,000  819,000   4,046,000


(Loss) income from operations         (380,000)  110,000 (711,000) (1,446,000)



Investment income                      488,000   406,000  908,000   1,373,000

Income (loss) before cumulative
effect of change in accounting
principle                              108,000   516,000  197,000     (73,000)

Cumulative effect of change in
accounting principle, net of tax          -         -    (160,000)      -


Net income (loss)                     $108,000  $516,000  $37,000    $(73,000)


Reported net income (loss)            $108,000  $516,000  $37,000    $(73,000)

Add back: Goodwill amortization,
net of tax                               -       116,000     -        283,000

Adjusted net income (loss)            $108,000  $632,000  $37,000   $(210,000)



Basic earnings (loss) per share:
Income (loss) before cumulative
effect of change in
accounting principle                     $0.01     $0.08    $0.03      $(0.01)

Cumulative effect of change in
accounting principle, net of tax           -         -      (0.02)        -

   Reported net income (loss)             0.01      0.08     0.01        (.01)

   Add back: Goodwill amortization,
   net of tax                              -        0.02     0.00         .04

   Adjusted net income (loss)             $.01     $0.10     $.01        $.03

Diluted earnings (loss) per share:
Income (loss) before cumulative
effect of change in
accounting principle                      $.01     $0.08     $.03       $(.01)

Cumulative effect of change in
accounting principle, net of tax           -        -        (.02)        -

   Reported net income (loss)              .01      0.08      .01        (.01)

   Add back: Goodwill amortization,
   net of tax                              -         .02       -          .04

   Adjusted net income (loss)             $.01     $0.10     $.01       $0.03


Weighted average shares
outstanding:
   Basic                             7,413,762 6,857,999 6,785,921  7,150,217
   Diluted                           7,413,762 6,857,999 6,850,458  7,150,217




   The accompanying notes are an integral part of these consolidated financial statements.









                        fashionmall.com, Inc.
        Consolidated Statements of Comprehensive Income (Loss)
                             (Unaudited)

                                      Three months      Nine months
                                         ended             ended
                                     September 30,     September 30,
                                      2002     2001     2002    2001

Net income (loss)                  $108,000  $516,000   $37,000  $(73,000)


Unrealized gain (loss) on
marketable securities
and investments, available for
sale                               (396,000)    3,000  (224,000)   70,000

Comprehensive net income (loss)   $(288,000) $519,000 $(187,000)  $(3,000)


  The accompanying notes are an integral part of these consolidated financial statements.






                 fashionmall.com, Inc.
         Consolidated Statements of Cash Flows
                      (Unaudited)

                                                  Nine months ended
                                                    September 30,
                                                  2002        2001
Operating Activities
Net income (loss)                               $37,000     $(73,000)

Adjustments to reconcile net
income (loss) to net cash
used in operating activities:
  Cumulative effect of change
  in accounting principle                       160,000        -
  Depreciation and amortization                   9,000      372,000
  Loss on disposal of software                               242,000
  Non-cash compensation expense                    -         185,000
  Bad debt expense                                 -         150,000
  Net write-off of barter                          -        (149,000)

Changes in operating assets and
liabilities:
  Accounts receivable                           298,000      595,000
  Prepaid and other current assets              203,000       96,000
  Accounts payable                              (51,000)    (625,000)
  Accrued expenses                             (302,000)    (780,000)
  Customer deposits                             (65,000)     (48,000)
  Net cash provided by (used in)
  operating activities                          289,000      (35,000)

Investing Activities
Sale (purchases) of marketable
securities and investments, net              13,725,000  (15,165,000)
Software development costs                         -         (45,000)
Purchases of intangibles and other
assets                                             -         (69,000)
Net cash provided by (used in)
investing activities                         13,725,000  (15,279,000)


Financing Activities
Purchase of treasury stock                         -      (2,199,000)
Options exercised                               497,000        -
Dividends paid                              (28,250,000)
(Loan to) repayment from officer                190,000       (4,000)

Net cash used in financing
activities                                  (27,563,000)  (2,203,000)


Decrease in cash and cash
equivalents                                 (13,549,000) (17,517,000)

Cash and cash equivalents -
beginning of period                          15,947,000   26,512,000

Cash and cash equivalents - end of
period                                       $2,398,000   $8,995,000



Supplemental Cash Flow Information

Non-cash operating, investing and
financing activities:

Revenue generated from barter contracts           -         $798,000
Advertising and consulting
expenses incurred related to
barter contracts                                  -          730,000
Preferred stock converted to
common                                          $8,000           -


 The accompanying notes are an integral part of these consolidated financial statements.





                         fashionmall.com, Inc.
        Notes to Unaudited Consolidated Financial Statements

                         September 30, 2002
1. Description of Business

          fashionmall.com,Inc. has historically operated multiple Internet properties within the fashion lifestyle segment and generated revenues from these properties by charging fees for the placement of either store links, advertising, content or other materials on the sites. At this point, our web sites provide almost no revenue to the Company, but as they also have virtually no incremental cost to operate and may be valuable for their domain name value, traffic, e-mail database and potential future business, the Company continues to operate them and will likely do so until a final disposition of the corporation is determined.

     Notwithstanding the foregoing, future profitability remains uncertain. If our new affiliate based operating model proves to be unsustainable, or the value of our assets proves to be difficult to monetize, we may choose to entirely discontinue the current operating business.


      On August 1, 2002, the Company paid a special cash dividend in the amount of $3.75 per share, or $28,250,178 in the aggregate, to its stockholders of record on July 22, 2002 (Note 6). Even after the payment of this special dividend, we have more cash than is needed to fund our current operations and we are exploring how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity and/or new operating or investment opportunities for our stockholders at some time in the future. We have been and continue to explore other opportunities, which may include, without limitation, entering into a new line of business, engaging in a merger transaction or a sale of some or all of our assets, or, if we are unable to find a suitable transaction with a third party, we may decide to liquidate the Company or go private.

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

     The results of operations presented for the three and nine months ended September 30, 2002 and 2001, are not necessarily indicative of the results to be expected for any other interim period or any future fiscal year.



2. Barter Arrangements

      The  Company's  barter  revenue  for  the  three  months  ended
September 30, 2002 and September 30, 2001 was $0 and $20,000, respectively, and for the nine months ended September 30, 2002 and 2001 was $0 and $798,000, respectively.


3. Earnings (Loss) per Share

     A reconciliation of shares used in calculating basic and diluted net earnings (loss) per share is as follows:

                     Three months ended       Nine months ended
                        September 30,           September 30,
                       2002       2001        2002         2001

Basic                7,413,762    6,857,999    6,785,921    7,150,217

Effect  of  assumed    --*         --*            64,537       --*
conversion of stock
options and warrants

Diluted              7,413,762    6,857,999    6,850,458    7,150,217


* Certain stock options and warrants were excluded from the computation of earnings per share due to their anti-dilutive effect. The weighted average number of such options and warrants are approximately 337,000 and 427,000 for the three and nine months ended September 30, 2002, respectively .


4. Loan to Officer

     In April 2000, the Company loaned to its CEO the amount of $185,000. The note accrued interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, payable in October 2001. On September 7, 2001, the Board of Directors instructed the CEO to repay the loan by deducting, from his current compensation, one half of the gross amount of his compensation with the balance payable in full no later than the termination date of his then current employment agreement, May 28, 2002 (Note 7). Mr. Narasin repaid the balance of the loan, and accumulated interest, on August 11, 2002.


5. Effect of Recently Issued Accounting Pronouncements

     In conjunction with SFAS No. 142, as of the beginning of fiscal year 2002, we have completed a goodwill impairment review and recorded a charge of $160,000, net of tax, at January 1, 2002, reflected in our statement of operations, for the nine months ended September 30, 2002, as a cumulative effect of change in accounting principle.

6. Stockholders' Equity

     i.   Special Cash Dividend

      On July 9, 2002, the Company declared a special cash dividend in the amount of $3.75 per share to the Company's stockholders of record as of July 22, 2002. Such dividend, which aggregated to $28,250,178, was paid on August 1, 2002. The special cash dividend was paid from the Company's cash, cash equivalents and investments and the proceeds of approximately $6,776,000, from a margin loan, which provides for interest to be paid at Libor plus 1%. The loan was collateralized by the Company's investments and marketable securities and has been fully paid.

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

  7.   Commitment

   On August 1, 2002 the Company entered into a revised employment agreement with its Chief Executive Officer and President, Benjamin Narasin, wherein Mr. Narasin shall continue to serve as the Company's CEO and Chairman at 1/2 of his prior salary which was approximately
$260,000.   Mr.  Narasin is entitled to all of the  benefits  in  his
previous employment agreement, and that in the event of a successful sale or liquidation of the company he will be paid a bonus of
$160,000  no  later  than  10  days  following  the  close  of   such
transaction.

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

Overview
          fashionmall.com,Inc. has historically operated multiple Internet properties within the fashion lifestyle segment and generated revenues from these properties by charging fees for the placement of either store links, advertising, content or other materials on the sites. At this point, our web sites provide almost no revenue to the Company, but as they also have virtually no incremental cost to operate and may be valuable for their domain name value, traffic, e-mail database and potential future business, the company continues to operate them and will likely do so until a final disposition of the corporation is determined.



Notwithstanding the foregoing, future profitability remains uncertain. If our new affiliate based operating model proves to be unsustainable, or the value of our assets proves to be difficult to monetize, we may choose to entirely discontinue the current operating business.

     On August 1, 2002, the Company paid a special cash dividend in the amount of $3.75 per share, or $28,250,178 in the aggregate, to its stockholders of record on July 22, 2002 (Note 6 to the Unaudited Consolidated Financial Statements). Even after the payment of this special dividend, we have more cash than is needed to fund our current operations and we are exploring how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity and/or new operating or investment opportunities for our shareholders at some time in the future. We have been and continue to explore other opportunities, which may include, without limitation, entering into a new line of business, engaging in a merger transaction or a sale of some or all of our assets, or, if we are unable to find a suitable transaction with a third party, we may decide to liquidate the company or go private.

Results of Operations

Quarter ended September 30, 2002 vs. Quarter ended September 30, 2001

     Site Revenues. Total revenues decreased by $384,000, or 98%, to $7,000 in the quarter ended September 30, 2002 from $391,000 in the quarter ended September 30, 2001. Barter revenue decreased by 100%, to $0 in the quarter ended September 30, 2002 as compared to $20,000 in the quarter ended September 30, 2001. Barter revenue represented 0% and 5% of revenues for the quarters ended September 30, 2002 and
2001, respectively.   The revenue decrease was due to continued
decline in advertising revenue, and our decision to eliminate all but one of our full time staff, including sales staff, based on our belief that the expense of maintaining that staff would continue to surpass the revenue we could generate for the foreseeable future and our shift to a primarily affiliate based model whereby most of our contracts are based solely on a commission on sales achieved by our clients to our visitors.

      Costs and Expenses. Total expenses increased by $106,000, or 38%, to $387,000 for the quarter ended September 30, 2002 from $281,000 for the quarter ended September 30, 2001. The increase was due to the increase of professional fees for the maintenance of our public company status, and various activities related to transactions the Company considered and executed during the period, premiums for directors' and officers' insurance, and delivery expenses offset by decrease in all other costs and expenses.

      Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses decreased by $13,000, or 54%, to $11,000 for the quarter ended September 30, 2002 from $24,000 for the quarter ended September 30, 2001. The decrease was primarily due to the elimination of full time staff and the shift to an outsourced hosting facility force subsequent to the quarter ended September 30, 2001.

      Advertising and Marketing Expenses. Advertising and marketing expenses decreased by $21,000, or 54%, to $18,000 for the quarter ended September 30, 2002 from $39,000 for the quarter ended September 30, 2001. The decrease was primarily due to eliminating virtually all advertising on behalf of our brands subsequent to the quarter ended September 30, 2001. Barter advertising expense was 5% of total advertising expense in the quarter ended September 30, 2001 as compared to 0% in the current year.

      Selling Expenses. Selling expenses decreased by $108,000, or 96%, to $5,000 for the quarter ended September 30, 2002 from $113,000 for the quarter ended September 30, 2001. The selling expense decrease was due to eliminating our sales force subsequent to the quarter ended September 30, 2001 and shifting to commission based freelance relationships.

     General and Administrative Expenses. General and administrative expenses increased by $248,000, or 236%, to $353,000 for the quarter ended September 30, 2002, from $105,000 for the quarter ended September 30, 2001. The increase was due to the increase of professional fees for the maintenance of our public company status, for various activities related to transactions the Company considered during the period, premiums for director's and officer's insurance, and a disputed delivery expense.

     Investment  Income.   Investment income  was  $488,000  for  the
quarter ended September 30, 2002 as compared to $406,000 for the quarter ended September 30, 2001, an increase of 20% or $82,000. The increase was due to the maturity of bond holdings and related interest.


Nine  Months ended September 30, 2002 vs. Nine Months ended September
30, 2001

     Site Revenues. Total revenues decreased by $2,492,000, or 96%, to $108,000 for the nine months ended September 30, 2002 from $2,600,000 for the nine months ended September 30, 2001. The decrease in revenues was due primarily to the continued decline in advertising revenue, and our decision to eliminate all but one of our full time staff, including sales staff, based on our belief that the expense of maintaining that staff would continue to surpass the revenue we could generate for the foreseeable future. Barter revenue decreased by $798,000, or 100%, to $0 for the nine months ended September 30, 2002 as compared to $798,000 for the nine months ended September 30, 2001. Barter revenue represented 0% and 31% of revenues for the nine months ended September 30, 2002 and 2001, respectively.

      Costs and Expenses. Total expenses decreased by $3,227,000, or 80%, to $819,000 for the nine months ended September 30, 2002 from $4,046,000 for the nine months ended September 30, 2001. The decrease was due to a strategy by management to tightly control expenses in the current business environment, particularly in advertising expense, payroll and office expense. These reductions included the reduction of personnel to the point where the Company has one employee, the reduction of advertising expenses and the reduction of overhead costs and expenses, such as rent subsequent to the quarter ended September 30, 2001.

      Site Development, Merchandise and Content Expenses. Site development, merchandise and content expenses decreased by $225,000, or 95%, to $12,000 for the nine months ended September 30, 2002 from $237,000 for the nine months ended September 30, 2001. The decrease was primarily due to the reduction in merchandise costs as Outletmall.com is no longer selling merchandise directly to the consumer and to elimination of full time in staff and shift to an outsourced hosting facility force subsequent to the quarter ended September 30, 2001.

      Advertising and Marketing Expenses. Advertising and marketing expenses decreased by $1,008,000, or 98%, to $20,000 for the nine months ended September 30, 2002 from $1,028,000 for the nine months ended September 30, 2001. The decrease was primarily due to eliminating virtually all advertising on behalf of our brands
subsequent   to  the  quarter  ended  September  30,   2001.   Barter
advertising expense was 0% of total advertising expense in the current period as compared to 71% for the comparative period in the prior year.

      Selling Expenses. Selling expenses decreased by $603,000, or 96%, to $23,000 for the nine months ended September 30, 2002 from $626,000 for the nine months ended September 30, 2001. The selling expense decrease was due to eliminating our sales force subsequent to the quarter ended September 30, 2001 and shifting to commission based freelance relationships.

     General and Administrative Expenses. General and administrative expenses decreased by $1,391,000, or 65%, to $764,000 for the nine months ended September 30, 2002 from $2,155,000 for the nine months ended September 30, 2001. The decrease in general and administrative expenses was primarily due to a concerted effort by management to reduce overhead in response to our current declining sales trend including the reduction in expenses commensurate with our sales trend and shut down of our primary New York office and the elimination of all but one of our staff subsequent to the quarter ended September 30, 2001.


     Investment Income. Investment income was $908,000 for the nine months ended September 30, 2002 as compared to $1,373,000 for the nine months ended September 30, 2001, a decrease of 34%, or $465,000. The decrease in investment income earned is attributed to lower interest rates in the current year and reduced marketable securities, investments and cash and cash equivalent balances as a result of the special dividend of approximately $28,250,000 paid on August 1, 2002.

     In conjunction with the new accounting rules for goodwill, as of the beginning of fiscal year 2002, we have completed a goodwill impairment review and recorded a charge of $160,000, net of tax, at January 1, 2002, reflected in our statement of operations, for the nine months ended September 30, 2002, as a cumulative effect of change in accounting principle.

Liquidity and Capital Resources

      From inception, we have financed substantially all of our operations from private investments and the proceeds from our initial public offering. A lesser portion has been financed with cash generated from operations.

      As of September 30, 2002, we had cash and cash equivalents, marketable securities and investments on hand of $5,185,000. Of this amount, the cash and cash equivalents portion was $2,398,000, the marketable securities portion was $1,595,000 and investments was $1,192,000 (which have a maturity of over one year).

      Net cash provided in operating activities was $289,000 for the nine months ended September 30, 2002 as compared to net cash used in operating activities of $35,000 for the nine months ended September 30, 2001. Net cash provided by operating activities for the nine months ended September 30, 2002 was primarily due to the net income for the period, the net changes in operating assets and liabilities of $83,000 and the cumulative effect of a change in accounting principle reflect an impairment of goodwill of $160,000. For the nine months ended September 30, 2001, the net cash used in operating activities was primarily related to the net loss.

      Net cash provided by investing activities was $13,725,000 for the nine months ended September 30, 2002 as compared to net cash used in investing activities of $15,279,000 for the nine months ended September 30, 2001. Net cash provided by investing activities for the nine months ended September 30, 2002 was primarily due to the sale of marketable securities and investments. For the nine months ended September 30, 2001, net cash used in investing activities was primarily due to the purchase of marketable securities, investments, software development costs and the purchase of intangibles and other assets.

      Net cash used in financing activities was $27,563,000 for the nine months ended September 30, 2002 as compared to net cash used in financing activities of $2,203,000 for the same period in the prior year. Net cash used in financing activities for the current quarter was primarily due to the issuance of a special dividend. Net cash used in financing activities for the nine months ended September 30, 2001 was primarily due to the purchase of 17,000 shares of treasury stock.

     In April 2000, the Company loaned to its CEO the amount of $185,000. The note accrued interest monthly at the rate of prime plus 1% per annum and the entire balance outstanding was payable in April 2001. The Board of Directors extended the term of the note by 180 days, payable in October 2001. On September 7, 2001, the Board of Directors instructed the CEO to repay the loan by deducting, from his current compensation, one half of the gross amount of his compensation with the balance payable in full no later than the termination date of his then current employment agreement, May 28,
2002.    Mr. Narasin repaid the balance of the loan, and accumulated interest, on August 11, 2002.

     On August 1, 2002, we paid a special cash dividend in the amount of $3.75 per share (an aggregate of $28,250,000) to our stockholders of record as of July 22, 2002. The special cash dividend was paid from the Company's cash, cash equivalents and investments and the proceeds of approximately $6,776,000 from a margin loan, which provides for interest to be paid at Libor plus 1%. The loan was collateralized by the Company's investments and marketable securities and has been fully paid.

     Even after the payment of this special cash dividend, we believe that we have more cash than is needed to fund our current operations and we are considering how best to use such cash, including, possibly, by making acquisitions, issuing special dividends or finding other options to provide opportunities for liquidity to our shareholders at some time in the future. Notwithstanding the foregoing, despite the operating profit in the most recent quarter, future profitability remains uncertain. We have been and continue to explore other opportunities, which may include, without limitation, entering into a new line of business, engaging in a merger transaction or a sale of some or all of our assets, or, if we are unable to find a suitable transaction with a third party, we may decide to liquidate the company or go private.

Effect of Recently Issued Accounting Pronouncements

     In September 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets. "SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount of fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not occurred. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of SFAS No. 144 did not have a material effect on our financial condition or results of operations.

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

Certain Factors That May Affect Future Results

     We have been and continue to explore other opportunities, which may include, without limitation, entering into a new line of business, engaging in a merger transaction or a sale of some or all of our assets, or, if we are unable to find a suitable transaction with a third party, we may decide to liquidate the company or go private.

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

     From time to time, information provided by us, statements made by our employees or information included in our filings with the Securities and Exchange Commission (including this Form 10-QSB) may contain statements, which are not historical facts, so-called "forward-looking statements". These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our actual future results may differ significantly from those stated in any forward-looking statements. Forward-looking statements involve a number of risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, litigation, intellectual property rights, risks in product and technology development, product competition, limited number of customers, key personnel, potential transactions and other risk factors detailed in our Annual Report on Form 10-KSB and in our other Securities and Exchange Commission filings.

Market Risks

     We did not have material changes in market risk for the nine months ended September 30, 2002. Please refer to our Form 10-KSB for our fiscal year ended December 31, 2001 for a discussion on risk factors affecting us.

Item 3.   Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures.

      Our  principal  executive officer who  is  also  our  principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), on November 19, 2002, has concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to it was made known to them by others within fashionmall.com, particularly during the period in which this quarterly report on Form 10-QSB was being prepared.

           (b)  Changes in Internal Controls.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

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

     On September 16, 2002, we received notice from The Nasdaq Stock Market that for 30 trading days the price of our common stock had closed below the minimum $1.00 per share bid price required for continued listing on the Nasdaq National Market by Marketplace Rule 4450(a)(5). Under Marketplace Rule 4450(c)(2), we have been provided 90 calendar days, or until December 16, 2002, to regain compliance with the minimum bid price requirement. We can regain compliance with the minimum bid price requirement if, at any time before December 16, 2002, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days. Should we fail to regain compliance, Nasdaq stated that it would provide us with written notification that our common stock will be delisted from the Nasdaq National Market. Removal of our common stock from listing on the Nasdaq National Market would likely have an adverse impact on the trading price and liquidity of our common stock.

   We have received a letter from Nasdaq asking a number of questions about our operations and plans. Although we have responded to such letter, there is no assurance that our responses will be satisfactory to Nasdaq, which could lead to delisting from Nasdaq. Any such delisting could significantly adversely affect the liquidity and market for our common stock.

   Benjamin Narasin, our Chief Executive Officer and President, together with his minor children, beneficially own an aggregate of 3,768,665 shares of our common stock, or 50.02% of our outstanding shares. As a result, Mr. Narasin has the ability to determine the election of our directors, direct our policies and control the outcome of substantially all matters, which are subject to the vote of our stockholders, including the approval of significant corporate transactions. Such influence could delay or prevent a change of control. In the event Mr. Narasin were to sell his control stake, these same rights would pass to the new owner who would then control most matters requiring approval by all of our stockholders.

  Our Chief Executive Officer and President, Benjamin Narasin, is our sole employee and officer. Since Mr. Narasin has limited experience and lacks expertise in financial matters, we use an independent contractor to carry out the functions of a bookkeeper. We rely entirely on outside suppliers, consultants and other third parties for the operation of our web site.


     On August 1, 2002 we entered into a revised employment agreement with our Chief Executive Officer and Benjamin Narasin, wherein Mr. Narasin shall continue to serve as the Company's CEO and Chairman at 1/2 of his prior salary which was approximately $260,000. Mr. Narasin is entitled to all of the benefits in his previous employment agreement, and we have agreed, that in the event of a successful sale or liquidation of the company he will be paid a bonus of $160,000 no later than 10 days following the close of such transaction.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.


       Exhibit 99.1 Certification pursuant to Section 906 of
                    the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).



(b)  Reports on Form 8-K.

      The following reports were filed on Form 8-K during the quarter ended September 30, 2002:

      On July 10, 2002, we filed a Current Report on Form 8-K under
Item 5 regarding our announcement that (i) we had agreed to allow TRG Net Investors LLC to convert its preferred stock into the 824,084 shares of common stock it was originally convertible into and (ii) our board of directors had declared a special cash dividend in the amount of $3.75 per share of common stock, payable on August 1, 2002 to common stockholders of record as of July 22, 2002.

  On  September 24, 2002, we filed a Current Report on Form 8-K under
Item 5 regarding the notice we received from The Nasdaq Stock Market that for 30 trading days the price of our common stock had closed below the minimum $1.00 per share bid price required for continued listing on the Nasdaq National Market.
                             SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


fashionmall.com, Inc.
                 (Registrant)

By:
                                                                  Date
Signatures                  Title

/s/ Benjamin Narasin      ChiefExecutive Officer,           November 19, 2002
    Benjamin Narasin      President, Chairman of the Board
                          of Directors and Chief
                          Accounting Officer






CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL
                               OFFICER
I, Benjamin Narasin, certify that:
1.   I  have  reviewed  this  Quarterly  Report  on  Form  10-QSB  of
fashionmall.com, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  19,  2002    /s/Benjamin Narasin

                              Name: Benjamin Narasin
                              Title: Chief Executive Officer,
                              President, Chairman of the Board and
                              Chief Accounting Officer













                                                         Exhibit 99.1

                            Certification
      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
                         United States Code)


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of fashionmall.com, Inc., a Delaware corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

     The Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Form 10-QSB") of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated:  November 19, 2002    /s/ Benjamin Narasin
                             Benjamin Narasin
                             President, Chief Executive Officer and
                             Chief Accounting Officer




     This certification accompanies this Report pursuant to 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of 18 of the Securities Exchange Act of 1934, as amended.